Form 10-Q
period 1995-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1995-05-12
CIK 71528

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)

XX        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995
                                  OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    Commission File Number 0-10054


               COMMODORE ENVIRONMENTAL SERVICES, INC.
          (Exact name of Registrant as specified in its charter)


           DELAWARE                        87-0275043
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)              Number)


     150 East 58th Street,                        10155
      New York, New York                        (Zip Code)
(Address of Principal Executive Offices)


   Registrant's telephone number, including area code (212) 308-5800

                            Not Applicable
(Former name, address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO
   ------------    ------------


     Number of shares of common stock outstanding at May 12, 1995
(latest practicable date):

                              Issued and Outstanding: 56,766,687

                      PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements


        COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (000'S Omitted)
                                          March 31,    December 31,
                                            1995          1994
                                         ----------    ------------
                                         (unaudited)
ASSETS


Cash                                         $   690      $ 3,011
Certificates of deposit                           50           50
Other receivable                                  40           40
Due from related parties                           3            8
Restricted cash                                  550          292
                                             -------      -------
          TOTAL CURRENT ASSETS                 1,333        3,401


Mortgage notes and related receivables         4,782        4,683
Due from related party                           125          125
Equipment (net of accumulated depreciation)      803          715
Other assets                                      25           26
Other investments                                357          357
Deferred loan fees                               360          384
Intangible assets                              2,443        2,466
Non performing real estate loan                  912          912
                                             -------      -------
          TOTAL ASSETS                       $11,140      $13,069
                                             -------      -------
                                             -------      -------


        COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                             (000'S Omitted)
                                          March 31,    December 31,
                                            1995          1994
                                         ----------    -----------
                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued liabilities   $   543      $ 1,020
  Due to related parties                         794        1,295
  Current portion of long-term obligation        151          151
  Insurance loss reserve                         994          994
                                             -------      -------
          TOTAL CURRENT LIABILITIES            2,482        3,460

Long-term mortgage obligations                 1,547        1,583
Bonds payable                                  4,000        4,000

Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 56,566,687
    and 56,406,687                               566          564
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,454,081                         44           44
  Additional paid in capital                  19,333       19,406
  (Deficit)                                  (16,807)     (15,963)
                                             -------      -------
                                               3,136        4,051

  Less cost of 506,329 shares of common stock
    held in treasury                             (25)         (25)
                                             -------      -------
          TOTAL STOCKHOLDERS' EQUITY           3,111        4,026
                                             -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,140      $13,069
                                             -------      -------
                                             -------      -------


     See notes to condensed consolidated financial statements.

        COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               (000's Omitted)
                                              Three months ended
                                                   March 31,
                                              -------------------
                                                1995      1994
                                               ------    ------
                                                  (unaudited)
REVENUES
  Interest and other income from
    commercial real estate activities         $   150   $   242
  Other income                                     18         3
                                              -------   -------
                                                  168       245
                                              -------   -------
COSTS AND EXPENSES
  General and administrative                      282       254
  Research and development                        583       391
  Interest                                        147       180
                                              -------   -------
                                               (1,012)      825
                                              -------   -------
NET (LOSS)                                    $  (844)  $  (580)
                                              -------   -------
                                              -------   -------
NET (LOSS) PER SHARE  (Based on
  weighted average shares in 1995 and
  1994 of 56,060,000 and 55,080,000)          $  (.02)  $  (.01)















    See notes to condensed consolidated financial statements.

        COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

<TABLE
[CAPTION]
                                                       (000's Omitted)
                                                      Three months ended
                                                           March 31,
                                                      -------------------
                                                         1995      1994
                                                        ------    ------
                                                           (unaudited)
[S]                                                    [C]        [C]
OPERATING ACTIVITIES
  Net (loss)                                           $   (844)  $ (580)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                          48       53
  Decrease in notes receivable                                5       25
  (Increase) in other assets                                         (13)
  Increase in restricted cash                              (258)
  Decrease in accounts payable and accrued liabilities     (477)     (44)
                                                        -------    -----
        NET CASH USED IN OPERATING ACTIVITIES            (1,526)    (559)
                                                        -------    -----
INVESTING ACTIVITIES
  Payments received on receivables                           78      191
  Payments recovered on non performing assets                         11
  Purchase of equipment                                     (88)     (33)
  Increase in receivables                                  (177)    (475)
                                                        -------    -----
        NET CASH USED IN INVESTING ACTIVITIES              (187)    (306)
                                                        -------    -----
FINANCING ACTIVITIES
  Issuance of bonds                                                1,500
  Increase in deferred financing costs                              (180)
  Payments of dividends on preferred                        (73)
  Issuance of common stock                                    2        1
  Payment of long term debt                                 (36)     (32)
  Payments to related parties, net                         (501)    (710)
                                                        -------    -----
        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                         (608)     579
                                                        -------    -----

DECREASE IN CASH                                         (2,321)    (286)

  Cash at beginning of period                             3,011    2,700
                                                        -------    -----
CASH AT END OF PERIOD                                    $  690   $2,414
                                                        -------    -----
                                                        -------    -----

        See notes to condensed consolidated financial statements.

        COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            March 31, 1995


Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     In July 1987,  the Company established Harvest American
Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales. Beginning in January 1989, in response to greater availability of "occurrence" type insurance, the Company obtained third party asbestos abatement related general liability insurance from unrelated insurance companies. Harvest no longer issues policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

     In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement ("Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest an additional $500,000 over an eighteen month period. Those funds will be deposited into a Harvest interest-bearing account. As of March 31, 1995, Harvest had $550,000 in an interest-bearing account and an amended $4,764,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

     In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated by the Company.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

B - Contingencies

     In August 1990, the Company sold its two remaining environmental services subsidiaries, Hesco Environmental Safety Co., Inc. ("Hesco") and AWI Environmental Services, Inc. ("AWI"). Following consummation of the Hesco and AWI transactions, Hesco and AWI retained certain contingent liabilities relating to pending litigation against Hesco and AWI. However, under the terms of the sales agreements, the Company agreed to indemnify Hesco and AWI for certain possible future failures of Harvest to pay Hesco or AWI under Harvest insurance policies. Hesco, a named insured under the insurance policies issued by Harvest, is presently a named party in certain pending litigation, most of which involve workman's compensation claims, and Harvest has denied coverage. All of such litigation is incidental to the business conducted by Hesco. In the event that Harvest has insufficient assets to meet its obligations under these insurance policies, Harvest can attempt to seek payment therefor by demanding funds from the Company under an intercompany note receivable from the Company. A successful claim for which there is inadequate coverage would have a material adverse effect on the Company. There is no assurance that Harvest will not ultimately be found liable for coverage of Hesco's losses in connection with any or all of such actions and counsel to Harvest has not expressed an opinion on the likelihood of Harvest's liability therefor.

     In or about September 1991, Hesco was served a summons and complaint by Insurance Company of North America, American Home Assurance Co., Home Insurance Co., Subscription Participants, as collective subrogees of the Long Island Lighting Company in connection with a fire which occurred at the Long Island Lighting Company power station and which plaintiffs claim was caused by the negligence of Hesco. Plaintiffs are seeking $1,250,000 in damages. Harvest has informed Hesco that it has denied coverage and that the above claim is not covered by Harvest under the Harvest insurance policy held by Hesco.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


General

     The current principal businesses of Commodore Environmental
Services, Inc. (the "Company") is holding interests in commercial and real estate properties, and the development of technologies for the destruction of hazardous materials.


Results from Operations

     Gross revenues for the first quarter of 1995 were $168,000 as compared to $245,000 for the first three months of 1994, a decrease of $77,000. The decrease is due to the collection of a mortgage receivable in 1994, which no longer exists in 1995.

     General and administrative expenses totalled $282,000 for the first quarter of 1995 as compared to $254,000 for the first quarter of 1994, an increase of $28,000. This increase is attributable to expenses relating to the increased activities associated with the new hazardous material subsidiaries.

     In the first quarter of 1995, the Company incurred $583,000 in research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials, as compared to $397,000 for the same period in 1994. The increase in research and development costs is due to undertaking additional projects and the furthering of existing work in the development of technologies for the destruction of hazardous materials.

     Interest expense was $147,000 for the first quarter of 1995 as compared to $180,000 for the first quarter of 1994, a decrease of $23,000. The decrease is due to the reduction of outstanding debt in 1995 from 1994.

     The Company had a net loss of $844,000 for the three-month period ended March 31, 1995 as compared to a net loss of $580,000 for the three-month period ended March 31, 1994. The results are due to the factors described above.

Liquidity and Capital Resources


     The Company had a working capital deficit of $1,149,000 on March
31, 1995 as compared to a working capital deficit of $59,000 at the beginning of the year. The increase in the deficit is primarily attributable to the ongoing research and development costs. The
Company anticipates additional research and development expenditures and operating expenditures of approximately $2,000,000 in the aggregate through the remainder of 1995.

     The Company has a long-term receivable and mortgage payable which net to approximately $3,000,000. The owner of the property is looking to sell or refinance the property. In the event of a sale or refinance, the Company would expect to collect on the receivable and pay off the mortgage. This would improve the overall liquidity of the Company. In the event that the Company does not collect the mortgage receivable, the Company will be required to seek additional financing from other sources to fund the ongoing research and development expenses, and there can be no assurance as to whether, when or to what extent the Company will be successful in obtaining any such financing if required.

     Although the balance of the insurance loss reserve is recorded as a current liability, it is not possible to determine whether that balance or any additional cash funds will be required to be paid during 1995.

     The Company established a captive insurance subsidiary, Harvest
American Insurance Company ("Harvest"), in July 1987, for the purpose of providing liability insurance coverage for asbestos abatement site work performed by the subsidiaries then owned by the Company. Such coverage was in effect for activities during the period from July 1987 to January 1989. As a result, the Company has available less than six years of its own information upon which to base reserves for losses and loss adjustment expenses. Accordingly, the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the Company's financial statements. However the Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

                      PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

               There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.


ITEM 2.        Changes in Securities

               Not applicable.


ITEM 3.        Defaults upon Senior Securities

               Not applicable.

ITEM 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

ITEM 5.        Other Events

               Not applicable.


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits - none

               (b)  Reports on Form 8-K - none

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              COMMODORE ENVIRONMENTAL SERVICES, INC.
                              (Registrant)



                              By  /s/ ANDREW P. ODDI
                                  -----------------------------------
                                  Andrew P. Oddi - Vice President
                                     Finance and Administration
                                   (Principal Financial Officer)



Date:   May 12, 1995