Form 10-Q
period 1995-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1995-08-11
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


                               Not Applicable
  (Former name, address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

    Number of shares of common stock outstanding at August 11, 1995 (latest practicable date):

                                  Issued and Outstanding: 56,768,953

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (000'S OMITTED)
                                                            JUNE 30,   DECEMBER 31,
                                                              1995         1994
                                                          -----------  -----------
ASSETS                                                    (UNAUDITED)  (UNAUDITED)
Cash                                                        $   140      $ 3,011
Certificate of deposit                                           50           50
Other receivable                                                 40           40
Due from related parties                                          2            8
Restricted cash                                                 525          292
                                                            -------      -------

          TOTAL CURRENT ASSETS                                  757        3,401


Mortgage notes and related receivables                        4,784        4,683
Due from related party                                          125          125
Equipment (net of accumulated depreciation)                     835          715
Other assets                                                     25           26
Other investments                                               357          357
Deferred loan fees                                              336          384
Intangible assets                                             2,418        2,466
Non performing real estate loan                                 912          912
                                                            -------      -------
          TOTAL ASSETS                                      $10,549      $13,069
                                                            =======      =======

    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONT'D)

                                                             (000'S OMITTED)
                                                         JUNE 30,     DECEMBER 31,
                                                           1995          1994
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities               $    459      $  1,020
  Due to related parties                                    1,231         1,295
  Current portion of long-term obligations                    151           151
  Insurance loss reserve                                      994           994
                                                         --------      --------
            TOTAL CURRENT LIABILITIES                       2,835         3,460

Long-term mortgage obligations                              1,510         1,583
Bonds payable                                               4,000         4,000

Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 56,768,953
    and 56,406,687                                            568           564
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,554,081 and 4,454,081                        45            44
  Additional paid in capital                               19,376        19,406
  (Deficit)                                               (17,760)      (15,963)
                                                         --------      --------
                                                            2,229         4,051
Less cost of 506,329 shares of common stock
    held in treasury                                          (25)          (25)
                                                         --------      --------
            TOTAL STOCKHOLDERS' EQUITY                      2,204         4,026
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 10,549      $ 13,069
                                                         ========      ========

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        (000'S OMITTED)
                                              THREE MONTHS         SIX MONTHS
                                             ENDED JUNE 30,      ENDED JUNE 30,
                                             --------------      --------------
                                            1995       1994     1995        1994
                                           ------     ------   ------      ------
                                              (UNAUDITED)          (UNAUDITED)
REVENUES

  Interest and other income from
    commercial real estate                $   150    $   236   $   300    $   478
  Other income                                 10          2        28          5
                                          -------    -------   -------    -------
                                              160        238       328        483
EXPENSES
  General and administrative                  260        247       542        501
  Research and development                    707        511     1,290        902
  Interest                                    146        208       293        388
                                          -------    -------   -------    -------
     NET (LOSS)                           $  (953)     $(728)  $(1,797)   $(1,308)
                                          =======      =====   =======    =======
NET(LOSS) PER SHARE (Based on
  weighted average shares of 56,260,000
  and 56,160,000 in 1995 and 55,290,000
  and 55,235,000 in 1994)                 $  (.02)     $(.01)  $ (.03)    $  (.02)



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (000'S OMITTED)
                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                           ----------------
                                                           1995        1994
                                                           ----        ----
                                                              (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                             $(1,797)   $(1,308)
    Adjustments to reconcile net (loss) to net
    cash used in operating activities:
      Depreciation and amortization                           96         76
      Interest (non cash)                                     48         54
  (Increase) decrease in notes receivable                                25
  (Increase) decrease in other assets                          1          1
  Increase in restricted cash                               (233)
  Decrease in accounts payable and accrued liabilities      (561)      (303)
                                                         -------    -------
            NET CASH USED IN OPERATING ACTIVITIES         (2,446)    (1,455)
                                                         -------    -------
INVESTING ACTIVITIES
  Payments received on receivables                           226        415
  Payments recovered on non performing assets                             8
  Purchase of equipment                                     (168)       (66)
  Increase in receivables                                   (327)      (722)
                                                         -------    -------
            NET CASH USED IN INVESTING ACTIVITIES           (269)      (365)
                                                         -------    -------
FINANCING ACTIVITIES
  Issuance of bonds                                                   1,500
  Issuance of preferred stock                                100        350
  Increase in deferred financing costs                                 (215)
  Issuance of Common Stock                                    22          3
  Payment of long term debt                                  (73)       (65)
  Payment of redeemable preferred stock                                (578)
  Payment of dividends on preferred stock                   (147)       (57)
  Advances from (payments to) related parties                (58)    (1,453)
                                                         -------    -------
            NET CASH USED IN FINANCING ACTIVITIES           (156)      (515)
                                                         -------    -------
DECREASE IN CASH                                          (2,871)    (2,335)

  Cash at beginning of period                              3,011      2,700
                                                         -------    -------
CASH AT END OF PERIOD                                    $   140    $   365
                                                         =======    =======


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1995

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

    In July 1987, the Company established Harvest American Insurance Company ("Harvest"), a wholly owned subsidiary of the Company, licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the Company obtained third party asbestos abatement related general liability insurance from unrelated insurance companies. Harvest no longer issues policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

    In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest an additional $500,000 over an eighteen month period. Those funds will be deposited into a Harvest interest-bearing account. As of June 30, 1995, Harvest had $557,000 in an interest-bearing account and an amended $4,764,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

    In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated by the Company.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

B - CONTINGENCIES

    In August 1990, the Company sold its two remaining environmental services subsidiaries, Hesco Environmental Safety Co., Inc. ("Hesco") and AWI Environmental Services, Inc. ("AWI"). Following consummation of the Hesco and AWI transactions, Hesco and AWI retained certain contingent liabilities relating to pending litigation against Hesco and AWI. However, under the terms of the sales agreements, the Company had agreed to indemnify Hesco and AWI for certain possible future failures of Harvest to pay Hesco or AWI under Harvest insurance policies. Hesco, a named insured under the insurance policies issued by Harvest, is presently a named party in certain pending litigation, most of which involve workman's compensation claims, and Harvest has denied coverage. All of such litigation is incidental to the business conducted by Hesco. In the event that Harvest has insufficient assets to meet its obligations under these insurance policies, Harvest can attempt to seek payment therefor by demanding funds from the Company under an intercompany note receivable from the Company. A successful claim for which there is inadequate coverage would have a material adverse effect on the Company. There is no assurance that Harvest will not ultimately be found liable for coverage of Hesco's losses in connection with any or all of such actions and counsel to Harvest has not expressed an opinion on the likelihood of Harvest's liability therefor.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

General

     The current principal business of Commodore Environmental Services, Inc. (the "Company") is holding interests in commercial and real estate properties and the development of technologies for the destruction of hazardous materials.

Results of Operations

     Gross revenues for the second quarter of 1995 were $160,000 as compared to $238,000 for the second quarter of 1994, a decrease of $78,000. Gross revenues for the six-month period ended June 30, 1995 were $328,000 as compared to $483,000 for the six-month period ended June 30, 1994, a decrease of $155,000. The decrease is due to the collection of a mortgage receivable at the end of 1994, resulting in the loss of that revenue stream in 1995.

     General and administrative expenses totalled $260,000 for the second quarter of 1995 as compared to $247,000 for the second quarter of 1994, an increase of $13,000, and general and administrative expenses totalled $542,000 for the six-month period ended June 30, 1995 as compared to $501,000 for the six-month period ended June 30, 1994, an increase of $41,000. This increase is attributable to expenses relating to the increased activity associated with the new hazardous material destruction subsidiaries.

    In the second quarter of 1995, the Company incurred $707,000 of research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials, as compared to $511,000 in the second quarter of 1994. For the six-month period ended June 30, 1995, the Company incurred $1,290,000 of research and development expenses as compared to $902,000 for the six-month period ended June 30, 1994. The increase in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.

    Interest expense was $146,000 for the second quarter of 1995 as compared to $208,000 for the second quarter of 1994, a decrease of $62,000; and interest expense was $293,000 for the six-month period ended June 30, 1995 as compared to $388,000 for the six-month period ended June 30, 1994, a decrease of $95,000. The decrease is due to the reduction of outstanding interest bearing debt in 1995 from 1994.

    The Company had a net loss of $953,000 for the three-month period ended June 30, 1995 as compared to a net loss of $728,000 for the three-month period ended June 30, 1994. The Company had a net loss of $1,797,000 for the six-month period ended June 30, 1995 as compared to a net loss of $1,308,000 for the six-month period ended June 30, 1994. The fluctuation in results have been described in the individual paragraphs above.

Liquidity and Capital Resources

    The Company had a working capital deficit of $2,078,000 on June 30, 1995 as compared to a working capital deficit of $59,000 at the beginning of the year. The increase in the deficit is primarily attributable to ongoing research and development costs. Provided that the Company is successful in obtaining required capital, the Company anticipates additional research and development expenditures and operating expenditures of approximately $1,500,000 in the aggregate through the remainder of 1995.

    The Company has a long-term receivable and mortgage payable which net to approximately $3,000,000. The owner of the property has informed the Company that it is looking to sell or refinance the property. In the event of a sale or refinancing, the Company would expect to collect on the receivable and pay off the mortgage. This would improve the overall liquidity of the Company. In the event that the Company does not collect on the mortgage receivable, the Company will be required to seek additional financing from other sources to fund the ongoing research and development expenses, and there can be no assurance as to whether, when or to what extent the Company will be successful in obtaining such financing if required.

    Although the balance of the insurance loss reserve is recorded as a current liability, it is not possible to determine whether that balance or any additional cash funds will be required to be paid during 1995.

    The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest") in July 1987 for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the Company for asbestos abatement site work for the period July 1987 to January 1989. As a result, the Company has less than six years of its own information upon which to base reserves for losses and loss adjustment expenses is available. Accordingly, the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements. The Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

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

                                   COMMODORE ENVIRONMENTAL SERVICES, INC.
                                   (Registrant)


                                   By /s/ ANDREW P. ODDI
                                     ------------------------------------------
                                     Andrew P. Oddi - Vice President
                                     Finance and Administration
                                     (Principal Financial Officer)

Date:   August 11, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                           Page No.
- ----------                      ------------                          -------
EX-27                           Financial Data Schedule