Form 10-Q
period 1995-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1995-11-13
CIK 71528

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)

XX          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--          OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995
                                     OR
--          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-10054


                   COMMODORE ENVIRONMENTAL SERVICES, INC.
                   --------------------------------------
           (Exact name of Registrant as specified in its charter)


             DELAWARE                           87-0275043
             --------                           ----------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                    Number)

    150 EAST 58TH STREET,                              10155
                                                       -----
     NEW YORK, NEW YORK                              (Zip Code)
     ------------------
(Address of Principal Executive Offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 308-5800
                                                          --------------

                                 Not Applicable
                                 --------------
(Former name, address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES     X        NO
                                         ----------      ---------

    Number of shares of common stock outstanding at November 10, 1995 (latest practicable date):

                                        Issued and Outstanding: 56,768,953
                                                                ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

           COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (000'S OMITTED)
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                ------------- -------------
ASSETS                                                           (UNAUDITED)   (UNAUDITED)
Cash                                                                 $    99       $ 3,011
Certificate of deposit                                                    50            50
Other receivable                                                          40            40
Due from related parties                                                   3             8
Restricted cash                                                          783           292
                                                                      ------         -----
          TOTAL CURRENT ASSETS                                           975         3,401

Mortgage notes and related receivables                                 4,677         4,683
Due from related party                                                   125           125
Equipment (net of accumulated depreciation)                            1,098           715
Other assets                                                              24            26
Other investments                                                        357           357
Deferred loan fees                                                       312           384
Intangible assets                                                      2,405         2,466
Non performing loans                                                     912           912
                                                                      ------        ------

          TOTAL ASSETS                                               $10,885       $13,069
                                                                     =======       =======





          See notes to condensed consolidated financial statements.

           COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                                                        (000'S OMITTED)
                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                      1995          1994
                                                                -------------- -------------
         LIABILITIES AND STOCKHOLDER'S EQUITY                    (UNAUDITED)   (UNAUDITED)

Current Liabilities:
  Accounts payable and accrued liabilities                           $   824       $ 1,020
  Due to related parties                                               2,097         1,295
  Current portion of long-term obligations                               151           151
  Insurance loss reserve                                                 994           994
                                                                      ------       -------
          TOTAL CURRENT LIABILITIES                                    4,066         3,460

Long-term mortgage obligations                                         1,473         1,583
Bonds payable                                                          4,000         4,000

Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 56,768,953
    and 56,406,687                                                       568           564
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,554,081 and 4,454,081                                   45            44
  Additional paid in capital                                          19,301        19,406
  (Deficit)                                                          (18,543)      (15,963)
                                                                      ------       -------
                                                                       1,371         4,051
  Less cost of 506,329 shares of common stock
    held in treasury                                                     (25)          (25)
                                                                     -------       -------
          TOTAL STOCKHOLDERS' EQUITY                                   1,346         4,026
                                                                     -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $10,885       $13,069
                                                                     =======       =======





          See notes to condensed consolidated financial statements.

           COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    (000'S OMITTED)
                                                         THREE MONTHS              NINE MONTHS
                                                        ENDED SEPT 30,            ENDED SEPT 30,
                                                      ----------------         -------------------
                                                        1995       1994         1995         1994
                                                      ------     ------        ------       ------
                                                        (UNAUDITED)                 (UNAUDITED)
REVENUES

  Interest and other income from
    commercial real estate activities                 $ 150        $ 232       $   450      $   710
  Other income                                           11            2            39            7
                                                    -------       ------      --------     --------
                                                        161          234           489          717

COSTS AND EXPENSES

  General and administrative                            211          232           753          733
  Research and development                              589          162         1,879        1,064
  Interest                                              146          207           437          595
                                                    -------       ------      --------     --------

          NET (LOSS)                                $  (785)      $ (367)     $ (2,580)    $ (1,675)
                                                    =======       ======      ========     ========


NET (LOSS) PER SHARE  (Based on
  weighted average shares of 56,262,000
  and 56,194,000 in 1995 and 55,400,000
  and 55,290,000 in 1994)*                          $  (.01)      $ (.01)     $   (.05)    $   (.03)
                                                    =======       ======      ========     ========



           * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.





           See notes to condensed consolidated financial statements.

           COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (000'S OMITTED)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ----------------------
                                                    1995         1994
                                                 ---------    ---------
                                                       (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                      $ (2,580)    $(1,675)
    Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                    192         152
      Interest (non cash)                               72          81
  Decrease in notes receivable                                      25
  Decrease in other assets                               2           2
  Increase in intangible assets                        (83)
  Increase in restricted cash                         (491)
  Decrease in accounts payable and
    accrued liabilities                               (196)       (164)
                                                  --------     -------
         NET CASH (USED IN) OPERATING
           ACTIVITIES                               (3,084)     (1,579)
                                                  --------     -------

INVESTING ACTIVITIES

  Payments received on receivables                     455         623
  Increase in oil and gas investment                               (22)
  Purchase of equipment                               (431)       (504)
  Increase in receivables                             (449)       (919)
                                                  --------     -------
         NET CASH (USED IN) INVESTING
            ACTIVITIES                                (425)       (822)
                                                  --------     -------

FINANCING ACTIVITIES

  Issuance of bonds                                              1,500
  Issuance of preferred stock                          100       2,075
  Increase in subscriptions receivable                          (1,550)
  Increase in deferred financing costs                            (215)
  Issuance of common stock                              22           3
  Payment of long term debt                           (110)        (65)
  Payment of redeemable preferred stock                           (578)
  Payment of dividends on preferred stock             (222)        (88)
  Advances from (payments to) related parties          807      (1,230)
                                                  --------     -------
         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                  597        (148)
                                                  --------     -------

DECREASE IN CASH                                    (2,912)     (2,549)
  Cash at beginning of period                        3,011       2,700
                                                  --------     -------

CASH AT END OF PERIOD                             $     99     $   151
                                                  ========     =======


   See notes to condensed consolidated financial statements.

           COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1995

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

         In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest a total of $750,000 of which $500,000 has been deposited as of September 30, 1995 and an additional $250,000 will be deposited at various times through July 15, 1996. Those funds will be deposited into a Harvest interest-bearing account. As of September 30, 1995, Harvest had $785,000 in an interest-bearing account and an amended $4,514,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

         In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. While Harvest has denied coverage of this claim, the claim is currently being investigated by the Company.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.


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

         In or about September 1991, Hesco was served a summons and complaint by Insurance Company of North America, American Home Assurance Co., Home Insurance Co., Subscription Participants, as collective subrogees of the Long Island Lighting Company in connection with a fire which occurred at the Long Island Lighting Company power station and which plaintiffs claim was caused by the negligence of Hesco. Plaintiffs are seeking $1,250,000 in damages.
Harvest has informed Hesco that it has denied coverage and that the above claim is not covered by Harvest under the Harvest insurance policy held by Hesco. As indicated above, the Company is investigating this claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


General

         The current principal business of Commodore Environmental Services, Inc. (the "Company") is holding interests in commercial and real estate properties and the development of technologies for the destruction of hazardous materials.


Results from Operations


         Gross revenues for the third quarter of 1995 were $161,000 as compared to $234,000 for the third quarter of 1994, a decrease of $73,000. Gross revenues for the nine month period ended September 30, 1995 were $489,000 as compared to $717,000 for the nine month period ended September 30, 1994, a decrease of $228,000. The decrease is due to the collection of a mortgage receivable at the end of 1994, resulting in the loss of that revenue stream in 1995.

         General and administrative expenses totalled $211,000 for the third quarter of 1995 as compared to $232,000 for the third quarter of 1994, a decrease of $21,000, and general and administrative expenses totalled $753,000 for the nine month period ended September 30, 1995 as compared to $733,000 for the nine month period ended September 30, 1994, an increase of $20,000.

         In the third quarter of 1995, the Company incurred $589,000 of research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials, as compared to $162,000 in the third quarter of 1994. For the nine-month period ended September 30, 1995, the Company incurred $1,879,000 of research and development expenses as compared to $1,064,000 for the nine-month period ended September 30, 1994. The increase in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.


         Interest expense was $146,000 for the third quarter of 1995 as compared to $207,000 for the third quarter of 1994, a decrease of $61,000; and interest expense was $437,000 for the nine-month period ended September 30, 1995 as compared to $595,000 for the nine-month period ended September 30, 1994, a decrease of $158,000. The decrease is due to the reduction of outstanding interest-bearing debt in 1995 from 1994.

         The Company had a net loss of $785,000 for the three month period ended September 30, 1995 as compared to a net loss of $367,000 for the three month period ended September 30, 1994. The Company had a net loss of $2,580,000 for the nine month period ended September 30, 1995 as compared to a net loss of $1,675,000 for the nine month period ended September 30, 1994. The fluctuation in results have been described in the individual paragraphs above, and are primarily attributable to the increased research and development expenses in 1995.


Liquidity and Capital Resources


         The Company had a working capital deficit of $3,091,000 on September 30, 1995 as compared to a working capital deficit of $59,000 at the beginning of the year. The increase in the deficit is primarily attributable to ongoing research and development costs. The Company anticipates additional research and development expenditures and operating expenditures of approximately $800,000 in the aggregate through the remainder of 1995.

         The Company has a long-term receivable and mortgage payable relating to a property located in Alsip, Illiniois. In October, 1995, the owner of the property sold the property to an unrelated third party. The Company collected on the receivable and paid off the underlying mortgage. This improved the overall liquidity of the Company by approximately $3,000,000. The Company plans to utilize a portion of such proceeds to continue its efforts in research and development activities associated with the destruction of hazardous materials.

         The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest") in July 1987 for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the Company for asbestos abatement site work for the period July 1987 to January 1989. The Company has established a reserve of $994,000 as of September 30, 1995, based on an actuarial valuation performed by an independent third party. It is possible that the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements. The Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

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

ITEM 5.          OTHER INFORMATION

                 Not applicable.


                          PART II - OTHER INFORMATION

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




                                        COMMODORE ENVIRONMENTAL SERVICES, INC.
                                        (Registrant)



                                        By: /s/ Andrew P. Oddi
                                           ....................................
                                           Andrew P. Oddi - Vice President
                                           Finance and Administration

                                           (Principal Financial Officer)





Date: November 10, 1995

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27 -- Financial Data Schedule