Form 10-K
period 1995-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1996-04-15
CIK 71528

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ---------------------------------------------

                                    FORM 10-K

                  ---------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECFCON 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                         Commission File Number 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                                   87-0275043
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

          150 EAST 58TH STREET, NEW YORK, NEW YORK                                     10155
          (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code: (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                                                Name of each exchange
                 Title of each class                                             on which registered
                 -------------------                                             -------------------
              Common Stock $.01 Par Value                                               None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 15, 1996, (a) 57,348,953 shares of the Company's Common Stock were outstanding; (b) 23,090,647 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of shares of Common Stock held by non-affiliates was $20,204,316 based upon the closing bid price of $.875 share on March 15, 1996.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

THE COMPANY

         Commodore Environmental Services, Inc. (the "Company" or "Commodore") was reincorporated in the State of Delaware in August 1988. The Company's predecessor was Commodore Resources Corporation. The current principal business of the Company is holding interests in commercial real estate properties and the development of technologies for the destruction or neutralization of hazardous materials.

         For the year ended December 31, 1995, real estate related activities accounted for approximately 99% of the Company's revenues from operations, 1% related to environmental services, and oil and gas and mining activities accounted for less than one percent of the Company's revenues from continuing operations, although the Company did acquire certain working interests in oil and gas properties in 1991 and 1994. In addition, in 1993, the Company acquired two companies which are engaged in the research, development and marketing of innovative technologies for the destruction of hazardous materials. The Company is concentrating its efforts on commercial opportunities, partnering and acquisitions necessary to bringing to market the new technologies. See "Acquisition of Remediation Businesses" for a description of the acquisitions. See "Item 2 - Properties" for a description of the Company's real estate properties and its remaining oil and gas properties.

         The Company's principal executive offices are located at 150 East 58th Street, Suite 3400, New York, New York 10155. Its telephone number is (212) 308-5800.

ACQUISITION OF REMEDIATION BUSINESSES

         On December 22, 1993, the Company acquired 90.05% of the issued and outstanding shares of voting common stock of each of Commodore Laboratories, Inc. f/k/a A.L. Sandpiper Corporation ("Commodore Labs") and subsidiary and CFC Technology, Inc. ("CFCT"). Commodore Labs and CFCT are the owners of certain technologies relating to the destruction of polychlorinated biphenyls ("PCBs"), dioxins and chlorofluorocarbons ("CFCs").

         Commodore Labs was formed on July 1, 1981 to engage in the research, development, and marketing of innovative technologies for the destruction of hazardous materials. In 1990, Commodore Labs formed CFCT. Commodore Labs developed, and in most cases acquired patents for, a wide range of technologies for the destruction or remediation of hazardous wastes (the "Technology"). At the present time, virtually all activities of Commodore Labs and CFCT are concentrated on completing the laboratory development and design, construction and demonstration of pilot scale equipment for application of the Technology. In the future, Commodore Labs and CFCT are expected to continue to perform research and development activities.

         Commodore Labs and CFC have had no commercial operations since they were formed. Although prototype equipment and processes have been developed and are continually being tested, management of the Company cannot project when, if ever, commercialization of the Technology may commence. As of December 31, 1995, Commodore Labs had spent approximately $7,000,000 in research and development costs relating to the Technology, and is projected to spend approximately $2,500,000 on research and development in 1996.

          In connection with the closing of the Commodore Labs acquisition, in exchange for 90.05% of the outstanding common stock of Commodore Labs, the preacquisition holders of Commodore Labs common stock received shares of Commodore Labs non-voting series "B" preferred stock and 5-year warrants to purchase an aggregate of 3,000,000 shares of common stock, $.01 par value, of the Company (the "Common Stock"), at an exercise price of $.05 per share. Albert Abel ("Abel"), the President of Commodore Labs, retained ownership of 9.95% of Commodore Labs voting common stock and received 1,000,000 shares of Common Stock. In addition, Commodore issued to Abel and Allison L. Augur, Jr., ("Augur"), the President of CFC, non-qualified stock options to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $.10 per share, which options vest at the rate of 20% of the shares subject to such options per year. At the date of acquisition, Commodore Labs had 977 shares of its series "A" preferred stock, par value $1,000, which was not exchanged as part of the acquisition. In December, 1994, the Company issued 1,534,709 shares of its Series B Preferred Stock in exchange for the 977 shares of series "A" of Commodore Labs preferred and 557,709 of 577,081 of the shares of Commodore Labs Series "B" Preferred Stock described above.

         Upon the closing of the CFCT acquisition, Commodore (i) obtained ownership of 90.05% of the outstanding shares of CFCT common stock, with the remaining 9.95% of such common stock being held by Abel, (ii) issued 750,000 shares of its common stock to Augur, and (iii) paid the aggregate sum of $70,000 to Abel and Augur.

         In connection with the closing, Commodore entered into a license agreement with Commodore Labs and a sublicense agreement with CFCT pursuant to which the right to utilize and commercialize all patents, confidential information and know-how owned by Commodore Labs and/or licensed by Commodore Labs to CFCT was acquired by Commodore. These agreements provide that royalties of 5% of the revenues generated by Commodore from the Technology will be payable to Commodore Labs and CFCT, allocated pro rata to the particular technology used to generate the revenue.

POLYCHLORINATED BIPHYNALS (PCBS) AND DIOXINS

         Prior to environmental restrictions, PCBs were used in a number of applications, including flame- retardant additives in resins and plastics, in formulas for paints and inks, as additives for thermally sensitive lubricants, and as dielectric fluids in transformers and resistors. Dioxins generally consist of herbicides, and as by-products from the use of chlorine in manufacturing and from the incineration of polyvinyl chloride (PVC) materials in trash incinerators. The United States Environmental Protection Agent ("EPA") has determined that PCBs and dioxins are toxic and present a general hazard to the environment and to human life. As a result, there appears to be a growing market for the destruction and/or neutralization of these contaminants.

         Commodore Labs has developed and intends to commercialize its patented process known as AGENT 313tm. AGENT 313 is based upon solvated electron chemistry, which mixes solvents such as anhydrous liquid ammonia with various base metals to produce a solvated electron solution. Based on the results of extensive testing by Commodore Labs, AGENT 313 appears capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances, chemical and biological phosphates and other toxic contaminants to levels greater than 99.9%. Based upon test results, the Company believes that AGENT 313 is also capable of neutralizing chemical weapons materials and warfare agents and of concentrating certain radioactive wastes for more effective disposal.

         On March 15, 1996, the EPA issued to the Company a National Permit for Alternate Destruction, which will allow the Company to use AGENT 313 on-site to treat PCB-contaminated soil and other contaminated elements, such as sludges and sediments. Based on currently published EPA national operating permits, the Company believes that it possesses the only non-thermal PCB treatment technology permitted under the EPA's Alternate Destruction Technology Program.

         Most of the current treatment and disposal methods involve air pollution emission, transportation, treatment and safety risks, and may not be permanent solutions. In addition, certain of these treatment and disposal methods result in large volumes of residual waste which may require further treatment prior to disposal. As a result, many of these methods are being met with increasing public resistance and more stringent regulations.

         The Company believes that AGENT 313 is more effective than incineration and other destruction methods for toxic substances, in that:

         * it does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

         * the Company's equipment is portable and can be moved directly to the contaminated site, substantially reducing the risk of off-site contamination;

         * the Company's equipment utilizing AGENT 313 can be operated in various numbers of units and configurations to treat contaminated materials in widely varying amounts;

         * In tests conducted by Geomet, Inc. (one of only eight surety laboratories licensed by the United States government to conduct tests on live chemical warfare agents), AGENT 313 neutralized or destroyed all chemical weapons material and warfare agents on which it was tested, consisting of all known chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union);

         * the reaction time of AGENT 313 is under three minutes per load of soils and other materials, as compared to between four and six hours reaction time required for alternative processes, such as thermal desorption and chemical treatment;

         * the Company's equipment can be installed and operated inside industrial plant facilities, thereby immediately treating hazardous wastes as part of the manufacturing process;

         * approximately 95% of the solvent used by AGENT 313 can be recovered and reused for additional applications; and

         * as a by-product when treating soils, AGENT 313 yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and post-treatment costs of off-site disposal.

         The Environmental Business Journal estimates that the annual global market for all environmental products and services was approximately $420 billion in 1995 and is expected to reach $500 billion by 2000. The Company estimates that the United States market for the destruction of PCBs, dioxins, chlorinated substances and other toxic contaminants, including soils and water, industrial and chemical facilities, gas pipelines and other contaminated areas, is approximately $100 billion. Additionally, the Chemical Weapons Convention, consisting of most of the world's nations, has adopted a treaty which mandates the worldwide destruction of all chemical weapons and warfare agents by 2006. Based upon reports furnished by the United States Department of Defense, the United States military and other government agencies have estimated the expenditure of approximately $12 billion over the next ten years for the destruction of domestic stockpile and non-stockpile chemical weapons and chemical warfare agents. The projected international market for such services over the same period is estimated at approximately $50 billion.

         The Company's business strategy to commercialize AGENT 313 is to establish collaborative joint working and marketing arrangements with established engineering and environmental service organizations. The Company intends to enter into these relationships as a principal (i) in individual projects, in projects involving specific applications throughout the marketplace, or in projects involving specific industries, or (ii) as licensing arrangements with third parties for their use of AGENT 313 in specific industries or applications. The Company is currently involved in several demonstration projects and is negotiating potential working arrangements with several companies, including Teledyne Brown Engineering, Inc. and Sverdrup Corporation.

         Although the Company believes that it will be able to enter into one or more definitive agreements with collaborative partners and be awarded contracts to use AGENT 313 in significant projects, there can be no assurance that any of these discussions will result in collaborative agreements or contract awards. Even if such contracts are awarded, there is no assurance that AGENT 313 will perform successfully on a large-scale commercial basis or that it will be profitable to the Company. There can also be no assurance that AGENT 313 will not be superseded by other competing technologies.

CHLOROFLUOROCARBONS (CFCS)

         CFCs are a class of chemicals that have properties that have made them attractive as refrigerants, aerosol propellants, fire retardants, foam-blowing agents and cleaning compounds. On the other hand, they present serious environmental problems, as CFCs have been confirmed as a cause of the depletion of the Earth's ozone layer.

         These circumstances have prompted worldwide efforts to eliminate CFC manufacture and use, in favor of ozone-safe alternatives. However, this transition will take a decade or more to be completed worldwide. In 1987, delegates from all of the industrialized countries in the world met in Montreal to draft the first global environmental law concerning the cutback and eventual halt to production of all the ozone-depleting chemicals that the world was using. It provides that CFCs will be banned from production worldwide by the end of 1995. After 1995, when CFC production ceases, the only CFC refrigerants which will be available will be those recovered from an operating system, i.e., recycled.

         It is estimated that for the developed world, about 350 million pounds of CFCs are needed to service existing equipment each year. Even more significant, somewhere between one billion and two billion pounds will be needed by the time that equipment is retired or converted to use other refrigerants about a third of the way into the 21st century.

         Presently, there is only one means of preserving the existing CFC stocks to service ongoing needs. That is to remove the material from the refrigeration or air conditioning unit, remove contaminants (such as moisture, acid, oil or chloride particulates) to established industry purity standards, and then return the reclaimed material to use, either in the same system or in another one. CFC reclaimers provide this service.

         While providing a valuable service, the reclaiming industry cannot fill one urgent need. That need is for a means of returning to productive use mixtures of refrigerants that have become cross- contaminated during use. One approach is to blend pure refrigerant into the mixture until the contaminant component refrigerant is driven below the 0.5% level as mandated by industry standards. This is only economical, however, if the mixed refrigerant has small percentages of the offending contaminate refrigerant. If the contaminant percentage is too high, the cost of adding virgin refrigerant is extremely uneconomical. To further exacerbate the situation, there will be no more virgin CFCs available to blend after 1996. Presently, most mixed and contaminated refrigerants are being stockpiled pending an economic solution.

         Commodore has developed and patented a process which, in test applications of limited quantities of CFCs, has been able to separate mixtures of refrigerants so that they can be returned to productive use at purity levels meeting industry standards.

         An example of the benefit of this process involves automobile air conditioners. EPA econometrics models predict that by 1996, there will be over 120,000,000 cars in the U.S. alone that will still rely on R12 as the refrigerant in their systems. Based on limited test results to date, it appears that Commodore's process can provide the required stocks economically through the patented separation process.

         A dilemma also arises when parties have to decide what to do with their CFC stockpiles (banks) and daily usage waste streams that can not be recycled and must be destroyed. The current capacity of approved destruction technologies cannot destroy the anticipated stockpiles of ozone-depleting substances within a reasonable time frame. There exists a need to expand the options available for destruction/transformation technologies to ensure that the disposal of stockpiles is performed in an environmentally acceptable manner. Commodore has demonstrated, on a limited trial basis, the ability to destroy a number of the high ozone-depleting refrigerants to the required levels of destructive efficiency. This technology has not, however, been utilized on a commercial scale.

         Commodore's CFC separation and destruction technologies may be a solution to a rapidly growing worldwide problem for which an economic and effective alternative is not otherwise known to be available. The Commodore process employs fundamental chemical principles in novel combinations to deal with two aspects of the CFC problem:

         1. On a limited trial basis, the technology has separated mixtures of CFCs that have become cross-contaminated during use, thereby returning acceptable purity, high-valued CFCs to economic and productive use, and

         2. The technology has also destroyed low-value CFCs, and mixtures thereof, that do not merit recycling. This is done in a non-thermal process, which is believed to have considerable cost advantage over alternative destruction processes.

         To date, the separation and destruction technologies have proven effective in test applications of limited quantities of CFCs. Commodore hopes to place the technologies into commercial-scale use and application beginning in 1996, although there can be no assurance that this will occur.

LIABILITY INSURANCE

         In July 1987, the Company established Harvest American Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence-based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales and had coverage through January 1989. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the subsidiaries obtained asbestos abatement-related general liability insurance from unrelated insurance companies. Harvest no longer issues new policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

         In December 1994, the Vermont Department of Banking and Insurance (the "Department") and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement required the Company to fund Harvest an additional $750,000 over an 18-month period. Those funds have been and will be deposited into a Harvest interest-bearing account. As of December 31, 1995, Harvest had $792,900 in an interest-bearing account and an amended $4,514,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Company funded an additional $150,000 on January 15, 1996 and will fund another $100,000 on July 15, 1996 as per the Agreement. The Department and/or Harvest have the right use proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

         In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated and defended by Harvest. See Item 3 - Legal Proceedings.

         In 1994, the Company had an independent actuary evaluate the loss reserve required as of December 31, 1994. The actuary determined that a loss reserve of $994,000 is adequate in connection with the policies issued by Harvest. The Company thereby maintains its loss reserve at $994,000.

         Finally, under the terms of the 1990 agreements pursuant to which the Company disposed of its former asbestos abatement subsidiaries, Hesco Environmental Safety Co., Inc. and AWI Environmental Services, Inc. (respectively, the "Hesco Agreement" and the "Allwash Agreement"), the Company has agreed to indemnify Hesco and Allwash for failures of Harvest to pay amounts payable under Harvest insurance policies, except that each of such indemnified parties (i) shall bear the first $25,000 of liability for each claim against such party, respectively, for which Harvest fails to make payment (as identified above), up to a maximum of $250,000 for all such claims against such party, respectively, and (ii) shall bear 20% of any such claim against such party, respectively, payable by Harvest, above the $25,000 deductible referred to in subprovision (i), for which it is entitled to indemnification under the Hesco Agreement or Allwash Agreement, up to a maximum of $250,000 for any single claim and up to a maximum of $500,000 for such claims against such party, respectively, in the aggregate.

EMPLOYEES

         The Company had twenty-one employees as of March 15, 1996. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be satisfactory.

ITEM 2.  PROPERTIES

Office and Warehouse Facilities

         The Company's executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, the Company's Chairman of the Board and Principal Beneficial Shareholder ("Blum"). The Company's financial offices are located in Great Neck, New York, in approximately 2,000 square feet of space leased from a non-affiliate, under a lease terminating on September 30, 1998. The total annual rent expense is approximately $58,000. The Company believes that its office facilities are sufficient for the continued operation of its current business. Commodore Labs and CFCT facilities are located in two research facilities in and around Columbus, Ohio, in approximately 12,000 square feet of space leased on a month-to-month basis from non-affiliates. The total annual rent expense for these facilities is approximately $70,000.

Real Estate Properties

         From 1979 through 1985, the Company and its predecessor company purchased and sold various real estate properties. The Company has mortgage notes receivable and a note payable on its balance sheet in respect of the properties described below:

North Carolina Property

         The Company owned a mortgage receivable relating to a 154-unit garden apartment complex located in Cary, North Carolina with a net book value of $3,600,000 in principal, accrued interest, land rent and management fees, net of deferred income and realization allowance, which approximated an appraised value performed on the underlying property in 1993. With respect to this property, the Company had a liability under a mortgage payable of $2,294,000. In 1994, the Company received approximately $3,330,000 as partial satisfaction for the mortgage. The Company fully satisfied the underlying mortgage payable with the proceeds. The balance due from the debtor is now unsecured. Management has adjusted the realization allowance to reflect management's estimate of the net realizable value of the receivable. On December 30, 1994, the Company entered into an agreement with the debtor whereby the debtor would pay to the Company all future proceeds from a note in the amount of approximately $277,000 which the debtor received as proceeds from the sale of the property.

Illinois Property

         The Company owned a mortgage note receivable and a note receivable related to two Illinois properties, totalling an aggregate of $5,318,000 in principal and interest, net of deferred income; of this aggregate amount, the note receivable totals $912,000 in principal and interest, and may be deemed to be unsecured due to the fact that the value of the underlying collateral is less than the amount of the principal and accrued interest owed under the superior first mortgage. The properties consist of two warehouses with a combined square footage of approximately 585,000 square feet, located on adjacent properties in Cook County, Illinois. With respect to the secured portion of these notes, the Company has a mortgage note payable of $1,735,000. In 1995, the Company received approximately $4,800,000 as partial satisfaction of the mortgage receivable. The Company fully satisfied the underlying mortgage payable with the proceeds. The balance due from the debtor is now unsecured. Management has adjusted the realization allowance to reflect management's estimate of the net realizable value of the receivable.

Oil and Gas Properties

         In March 1991, the Company paid $200,000 to acquire a 14.0625% working interest in an oil and gas field located in Oklahoma (the "Field"). The Blum Family Trust, of which Mr. Blum is a trustee, also participated in this acquisition. See "Item 13-Certain Relationships and Related Transactions". The Company invested an additional $9,375 and $37,500 in the venture in 1993 and 1992, respectively.

         In 1994, the Company exchanged its interest in the Field for a joint ownership interest in an oil and gas field located in Louisiana (the "Louisiana Property"). The Company has a 22.67% working interest in the Louisiana Property. The Louisiana Property is approximately 10,000 acres which contain a number of producing wells. Some wells need remedial work and other wells require minor work to be brought back on line. In addition, a geological and geophysical study on the Louisiana Property was performed in 1995 to recommend new drilling locations and the operator is preparing to initiate a drilling program. The Company's portion of revenues and expenses relating to the property were $4,300 and $13,600, respectively in 1995 and $2,700 and $5,600, respectively, in 1994. The Blum Family Trust also participated in this acquisition. See "Item 13-Certain Relationships and Related Transactions".

ITEM 3.           LEGAL PROCEEDINGS

         Pursuant to the Hesco Agreement and the Allwash Agreement, contingent liabilities relating to pending litigation against Hesco and Allwash were retained by Hesco and Allwash, respectively. However, under the terms of the Hesco Agreement and the Allwash Agreement, the Company has agreed to indemnify Hesco and Allwash for certain possible future failures of Harvest to pay Hesco, Allwash or their respective subsidiaries under Harvest insurance policies. See
Item 1 - Business Liability Insurance.

         Hesco, a former subsidiary of the Company and a named insured under insurance policies issued by Harvest, is presently a named party in a number of pending cases which Harvest has been asked to defend and cover under its insurance policy. All but one of these cases involve workmen's compensation claims and Harvest has denied coverage. All of such litigation is incidental to the business conducted by Hesco. The specific identification of one such litigation below is not necessarily indicative of its materiality to the Company. In the event that Harvest has insufficient assets to meet its obligations under these insurance policies, should Harvest be required to cover any losses thereunder, Harvest can attempt to seek payment therefor by demanding funds from the Company under the Company Note. (See Item 1 - Business-Liability Insurance.) A successful claim for which there is inadequate insurance coverage would likely have a material adverse effect on the Company. There is no assurance that Harvest will not ultimately be found liable for coverage of Hesco's losses in connection with any or all of such actions, and counsel to Harvest has not expressed an opinion on the likelihood of Harvest's liability therefor.

         In or about September 1991, Hesco was served with a summons and complaint by Insurance Company of North America, American Home Assurance Co., Home Insurance Co., Subscription Participants, as collective subrogees of The Long Island Lighting Company, in connection with a fire which occurred at The Long Island Lighting Company power station which plaintiffs claim was caused by the negligence of Hesco. The complaint seeks $1,250,000 in damages. Harvest, through its counsel, is in the process of investigating and defending the action brought against Hesco in accordance with the terms, conditions and limitations of the insurance policy issued by Harvest to Hesco. The outcome of the litigation cannot be determined or predicted at this time.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET PRICE INFORMATION

The Company's Common Stock is traded in the over-the-counter market. Stock price quotations for the Company's common stock were reported on the NASDAQ System under the symbol COES from January l, 1988 until December 26, 1989. Since December 26, 1989, stock price quotations for the Company's common stock have been reported in the "pink sheets" by the National Quotation Bureau and through the NASD OTC Bulletin Board. The quotations as reported by the National Quotation Bureau and the NASD OTC Bulletin Board reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table sets forth the high and low bid quotations for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

- ------------------------------------------------------------------------------------------------
                                            FISCAL YEAR ENDED DECEMBER 31, 1995

                           First            Second            Third             Fourth
                           Quarter          Quarter           Quarter           Quarter
         High:             $.781            $.968             $.75              $.50
         Low:              $.375            $.50              $.437             $.343

- ------------------------------------------------------------------------------------------------
                                            FISCAL YEAR ENDED DECEMBER 31, 1994

                           First            Second            Third             Fourth
                           Quarter          Quarter           Quarter           Quarter
         High:             $.031            $.  07            $.156             $.906
         Low:              $.01             $.  01            $.01              $.07
- ------------------------------------------------------------------------------------------------

As of March 15, 1996, the Company had 57,348,953 outstanding shares of Common Stock, held by approximately 2,180 shareholders of record.

DIVIDENDS

The Company has not, for the last three fiscal years, paid cash dividends on its Common Stock nor does the Company plan to do so in the future. The Company paid dividends on its Preferred Stock of $296,201 in 1995. Payment of cash dividends in the future will be dependent on the financial condition, capital requirements and earnings of the Company and such other factors as the Board of Directors may deem relevant.

REGISTRAR AND TRANSFER AGENT

The Bank of New York, 101 Barclay Street, New York, New York 11286, acts as the Company's Registrar and Transfer Agent.

ITEM 6.           SELECTED FINANCIAL DATA

                              YEAR ENDED           YEAR ENDED           YEAR ENDED           YEAR ENDED            YEAR ENDED
                               DECEMBER             DECEMBER             DECEMBER             DECEMBER              DECEMBER
                               31, 1995             31, 1994             31, 1993             31, 1992              31, 1991
Revenue                      $  1,089,000         $  1,848,000         $    803,000         $  1,075,000         $    871,000

Costs and Expenses              4,212,000            3,321,000            3,266,000            1,196,000            1,084,000

Net Income (Loss)              (3,123,000)          (1,473,000)          (2,463,000)            (121,000)            (213,000)

Net Income (Loss) Per

Share                               (.056)               (.027)               (.047)                .003                (.005)

Dividends Per Share                  --                   --                   --                   --                   --

Total Assets                    7,460,000           13,069,000           15,129,000           11,418,000           11,094,000

Long-Term Obligations
(including current

portions)                       4,000,000            5,735,000            8,243,000            4,292,000            4,408,000

Redeemable Preferred
Stock (including

accrued interest)                       0                    0              567,000              517,000              468,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 31, 1994

Total revenues for the year ended December 31, 1995 were $1,089,000 as compared with $1,848,000 for the year ended December 31, 1994. The decrease in total revenues is the result of the following:

- -        Revenues in 1994 included an $836,000 adjustment to the insurance loss reserve which was not adjusted in 1995, and the Company recovered a bad debt in 1994 of $148,000 relating to an estimate of a mortgage receivable collected in 1994. In 1995, the Company realized a gain on the collection of a mortgage receivable of $573,000. Revenues from 1995 also included interest income from mortgage receivables of $468,000 as compared to $818,000 in 1994, a decrease of $350,000. The decrease was due to the collection of two mortgage receivables, one in December

         1994 and one in October 1995. The Company expects a minimal amount of revenue to be generated by interest from mortgages in the future.

Costs and expenses for the year ended December 31, 1995 were $4,212,000 as compared with $3,321,000 for the year ended December 31, 1994. The analysis of costs and expenses is as follows:

- -        In 1995, the Company incurred approximately $2,136,000 in research and development costs, of which $146,000 was capitalized as equipment costs and the balance of $1,990,000 was expensed. In 1994, the Company incurred approximately $1,747,000 in research and development costs, of which $710,000 was capitalized as equipment costs and the balance of $1,037,000 was expensed.

- -        In 1995, consultants were hired as full-time employees and assigned to the research and development subsidiaries. The costs related to such personnel are now being included in research and development expense.

- -        In 1995, general and administrative expenses increased from $1,526,000 to $1,672,000, an increase of $145,000. The Company incurred an additional $135,000 in travel-related expenses which were attributable to support ongoing marketing of the Technology and the seeking of new business opportunities. The Company also incurred additional insurance expense of $64,000, relating to equipment and other operating issues.

- -        In 1995, interest expense decreased from $758,000 for the year ended
         December 31, 1994 to $550,000 for the year ended December 31, 1995. The decrease is the result of the satisfaction of a mortgage payable in the fourth quarter of 1995. The decrease in interest expense partially offset the other cost increases noted above.

The net loss for the year ended December 31, 1995 was $3,123,000, as compared to a net loss for the year ended December 31, 1994 of $1,473,000. The difference is due to the decrease in total revenues and increase in expenses as noted above.

Fiscal Year Ended December 31, 1994 Compared to Fiscal Year Ended December 31, 1993

Total revenues for the year ended December 31, 1994 were $1,848,000 as compared with $803,000 for the year ended December 31, 1993. The increase in total revenues is the result of the following:

- -        In 1994, the Company had an actuarial valuation performed on its captive insurance company in order to determine an adequate reserve. As a result of the valuation, it was determined that the reserve was overaccrued by $836,000. Because no asbestos abatement claims have been made to date and management believes the probability of a claim being reported is remote, management has reduced the reserve to agree with the actuary's findings and recognized $836,000 in revenue in 1994.

- -        Interest income from commercial real estate activities increased in
         1994 from that in 1993 by
         approximately $326,000. At December 1993, the aggregate value of a certain mortgage receivable approximated market value of the underlying real estate security. In 1994, the Company received cash and recognized interest income to the extent of the contractual amount of the mortgage. In 1993, the interest income was offset by a realization allowance since the receivable was in excess of the market value of the underlying real estate property.

- -        In 1993, the Company realized $125,000 of revenue on a note receivable that was theretofore deemed unrecoverable.

Costs and expenses for the year ended December 31, 1994 were $3,321,000 as compared with $3,266,000 for the year ended December 31, 1993. The analysis of costs and expenses is as follows:

- -        In 1994, the Company incurred approximately $1,747,000 in research and development costs, of which $710,000 was capitalized as equipment costs and the balance of $1,037,000 was expensed. Research and development costs were insignificant in 1993, as the acquisitions of Commodore Labs and CFT were not completed until December 22, 1993.

- -        During 1993, the Company increased its receivable and non-performing asset allowance by $1,970,665. This non-cash expense was made to adjust the carrying value of its mortgage and other related receivables to be approximately that of the underlying security. The Company evaluates periodically the underlying security of the mortgage notes and other receivables. An independent appraisal was obtained on some of the underlying security in 1993, as all underlying security has appraisals performed on a rotating basis. Although the Company is not looking to the underlying security to recover the value of the recorded assets, the Company believes that it is prudent to maintain the value of the receivables at the estimated fair market value of the underlying assets. The writedown of $1,970,665 was due to the poor economic conditions in the real estate industry and resulting depressed real estate values. The non-recurrence of this item in 1994 was substantially offset by the increase in research and development expenses noted above, and by the increases in travel and interest expenses noted below.

- -        The Company incurred $214,000 of consulting expense in 1993, of which
         $165,000 was paid to a related party. In 1994, the consultants were hired as full-time employees and assigned to the research and development subsidiaries. The costs related to such personnel are now being included in research and development expense. Additional consultants were hired in 1994 at a cost of approximately $50,000.

- -        In 1994, the Company incurred travel and related expenses of approximately $220,000 in connection with the obtaining of overseas financing and research and development activities. In addition, the Company incurred $170,000 in salaries and wages and $164,000 in professional fees relating to research and development activities which did not occur in 1993.

- -        During 1993, the Company was audited by the State of New York for tax returns filed in previous years. The Company paid interest and additional taxes of approximately $80,000, which was expensed in 1993.

- -        Interest expense increased from $443,000 for the year ended December
         31, 1993 to $758,000 for the year ended December 31, 1994. The increase is the result of an increase in long-term debt.

The net loss for the year ended December 31, 1994 was $1,473,000, as compared to a net loss for the year ended December 31, 1993 of $2,463,000. The difference was due primarily to the increase in total revenues noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $793,000 on December 31, 1995 as compared to a working capital deficit of $78,000 on December 31, 1994.

         The Company incurred approximately $2,136,000 in research and development costs associated with the Technology in 1995. The Company anticipates that it will incur research and development costs of approximately $2,500,000 in 1996, given its present level of activities. The Company is currently in the process of negotiating a line of credit with a commercial bank, to enable the Company to continue its research and development efforts and paying ongoing expenses; however, the Company does not have a commitment for any financing, and there can be no assurance as to whether or when any financing can be obtained. The Company's continued viability is dependent upon meeting its cash requirements during 1996. Currently, a corporation owned by the majority shareholder has been advancing the Company funds to continue to meet its obligations. In the event that the Company is not successful in obtaining third party financing, its continued existence will be totally dependent on the majority shareholder's ability to fund the Company. As of March 26, 1996, the Company is indebted to the majority shareholder's corporation for $1,875,000.

Harvest American Insurance Company

         In July 1987, the Company established Harvest, a wholly-owned subsidiary of the Company, licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence-based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales and had coverage through January 1989. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the subsidiaries obtained asbestos abatement-related general liability insurance from unrelated insurance companies. Harvest no longer issues new policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

         In December 1994, the Department and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest an additional $750,000. Those funds have been and will be deposited into a Harvest interest-bearing account. As of December 31, 1995, Harvest had

$792,900 in an interest- bearing account and an amended $4,514,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Company funded an additional $150,000 on January 15, 1996 and will fund another $100,000 on July 15, 1996 as per the Agreement. The Department and/or Harvest have the right use proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

         In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated and defended by Harvest. See Item 3 - Legal Proceedings).

         In 1994, the Company had an independent actuary evaluate the loss reserve required as of December 31, 1994. The actuary determined that a loss reserve of $994,000 is adequate in connection with the policies issued by Harvest. The Company thereby maintains its loss reserve to $994,000.

         Finally, under the terms of the Hesco Agreement and the Allwash Agreement, the Company has agreed to indemnify Hesco and Allwash for failures of Harvest to pay amounts payable under Harvest insurance policies, except that each of such indemnified parties (i) shall bear the first $25,000 of liability for each claim against such party, respectively, for which Harvest fails to make payment (as identified above), up to a maximum of $250,000 for all such claims against such party, respectively, and (ii) shall bear 20% of any such claim against such party, respectively, payable by Harvest, above the $25,000 deductible referred to in subprovision (i), for which it is entitled to indemnification under the Hesco Agreement or Allwash Agreement, up to a maximum of $250,000 for any single claim and up to a maximum of $500,000 for such claims against such party, respectively, in the aggregate.

IMPACT OF INFLATION

         Management does not believe that inflation is likely to have a significant impact on the results of the Company's current operations.

ITEM 8.           LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements of Commodore Environmental Services, Inc. and subsidiaries are included as Item 8 and can be found on pages F-1 through F-28, inclusive:

         Consolidated Balance Sheets - December 31, 1995 and 1994.

         Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flow - Years ended December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

The following consolidated financial statement schedule of Commodore Environmental Services, Inc. and subsidiaries is included in this Item 8:

         Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                             COMMODORE ENVIRONMENTAL
                                 SERVICES, INC.

                        DECEMBER 31, 1995, 1994 AND 1993

                        CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
COMMODORE ENVIRONMENTAL SERVICES, INC.


         We have audited the consolidated balance sheet of Commodore Environmental Services, Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc., and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note P, the Company's significant operating losses, and deficits in working capital and retained earnings raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note P. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         Our audit, referred to above, also included the financial schedule listed in answer to item 14(a)(2). In our opinion, such financial schedule present fairly the information required to be set forth therein.

         The Company established a captive insurance subsidiary in July, 1987, for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the Company for asbestos abatement site work performed during the period July, 1987 to January, 1989. The accompanying financial statements at December 31, 1995 and 1994 reflect a reserve of $994,000 to offset possible future claims. As discussed in note O, the subsidiary does not have sufficient experience to accurately determine the estimate of possible claims which may be filed. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                               TANNER + CO.




Salt Lake City, Utah
February 6, 1996

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994

                                                              1995               1994
                                                          -----------        -----------
             ASSETS
             ------

Current assets:
    Cash (note B)                                         $    36,189          3,011,423
    Certificates of deposit restricted (note B)                50,000             50,000
    Other receivable                                           39,561             39,561
    Notes and advances to related parties (note N)              7,500              8,544
    Inventories                                                45,572               --
    Prepaid assets                                             25,000               --
    Restricted cash (note B)                                1,792,900            291,622
                                                          -----------        -----------

                      Total current assets                  1,996,722          3,401,150
                                                          -----------        -----------

Receivables, net (notes B, D, and H)                          303,517          4,683,290

Furniture and equipment less accumulated
    depreciation of $140,460 and $92,586
    (note B)                                                1,053,983            715,233

Other investments (note F)                                    356,892            356,892

Note receivable - related party (note N)                      125,000            125,000

Nonperforming assets (note E)                                 911,862            911,862

Other assets (notes B and G):
    Goodwill, net                                           2,139,255          2,293,375
    Deferred financing costs, net                             288,000            384,000
    Deferred acquisition costs, net                            45,144             90,292
    Patent costs, net                                         205,898             82,466
    Other                                                      33,600             25,556
                                                          -----------        -----------

                                                            2,711,897          2,875,689
                                                          -----------        -----------
                                                          $ 7,459,873         13,069,116
                                                          ===========        ===========

                                                                 1995                 1994
                                                             ------------         ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                    $    669,887            1,039,179
    Payables to related parties (note N)                        1,085,490            1,294,829
    Current portion - long-term debt (note H)                        --                151,462
    Insurance loss reserve (note O)                               994,000              994,000
                                                             ------------         ------------

                           Total current liabilities            2,749,377            3,479,470
                                                             ------------         ------------

Bonds payable (note I)                                          4,000,000            4,000,000

Long-term debt (note H)                                         1,583,175

Commitments and contingencies (notes M and O)                        --                   --

Stockholders' equity (note L):
    Preferred stock, par value $.01 per share,
         authorized 10,000,000 shares, issued
         and outstanding 4,534,709 shares and
         4,434,709 shares                                          45,347               44,347
    Common stock, par value $.01 per share,
         authorized 100,000,000 shares, issued
         56,768,953 shares and 56,406,687
         shares                                                   567,689              564,067
    Additional paid-in capital                                 19,209,445           19,386,555
    Retained deficit                                          (19,086,672)         (15,963,185)
                                                             ------------         ------------

                                                                  735,809            4,031,784

    Less 506,329 shares of treasury stock,
         at cost                                                  (25,313)             (25,313)
                                                             ------------         ------------

                           Total stockholders' equity             710,496            4,006,471
                                                             ------------         ------------

                                                             $  7,459,873           13,069,116
                                                             ============         ============



See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          1995                1994                1993
                                                       -----------         -----------         -----------
Revenues:
    Income from commercial
         real estate activities (notes B and D)        $ 1,041,366             818,336             649,141
    Income from refrigerant technology services              2,901                --                  --
    Interest income                                         44,445              46,464              28,360
    Bad debt recovery (notes D and E)                         --               147,545             125,000
    Other income (note O)                                     --               835,922                --
                                                       -----------         -----------         -----------

                  Total revenues                         1,088,712           1,848,267             802,501
                                                       -----------         -----------         -----------

Costs and expenses:
    Research and development                             1,990,395           1,036,892                --
    General and administrative:
         Salaries and wages                                393,138             362,918             193,200
         Travel                                            356,901             221,979                --
         Amortization                                      232,556             219,521                --
         Rent (notes K and N)                              126,992              97,829              65,789
         Professional Fees                                 122,497             240,721              76,867
         Insurance                                         121,386              57,488              19,128
         Consulting                                           --                50,443             214,000
         Other                                             318,434             275,675             281,983
         Increase in receivable realization
             allowance                                        --                  --             1,970,665
    Interest                                               549,900             758,201             443,402
                                                       -----------         -----------         -----------

                  Total expense                          4,212,199           3,321,667           3,265,034
                                                       -----------         -----------         -----------

Net loss before income taxes                            (3,123,487)         (1,473,400)         (2,462,533)

Income tax expense (note J)                                   --                  --                  --
                                                       -----------         -----------         -----------

                  Net loss                             $(3,123,487)         (1,473,400)         (2,462,533)
                                                       ===========         ===========         ===========

                  Net loss per share (note B)          $     (.056)              (.027)              (.047)
                                                       ===========         ===========         ===========





See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  PREFERRED
                                                  PREFERRED         STOCK
                                                   STOCK             PAR
                                                   SHARES           VALUE
                                                 ---------        ---------
Balance, January 1, 1993                              --               --

Issuance of common stock for services                 --               --

Issuance of common stock for investment
  in subsidiary                                       --               --

Issuance of preferred stock for cash               925,000        $   9,250

Dividends on preferred stock                          --               --

Dividends on redeemable preferred stock               --               --

Net (loss)                                            --               --
                                                 ---------        ---------

Balance, December 31, 1993                         925,000            9,250

Issuance of preferred stock less offering
costs for cash                                   1,975,000           19,750

Exchange of preferred stock for
preferred stock of subsidiary                    1,534,709           15,347

Issuance of common stock -
exercise of options                                   --               --

Issuance of common stock options                      --               --
Dividends on preferred stock                          --               --

Dividends on redeemable preferred stock               --               --

Net (loss)                                            --               --
                                                 ---------        ---------

Balance, December 31, 1994                       4,434,709           44,347

Issuance of preferred stock less offering
costs for cash                                     100,000            1,000

Issuance of common stock -
exercise of options                                   --               --

Dividends on preferred stock                          --               --

Net loss                                              --               --
                                                 ---------        ---------

Balance, December 31, 1995                       4,534,709        $  45,347
                                                 =========        =========

                                                                  COMMON                                                COMMON
                                             COMMON               STOCK           ADDITIONAL                             STOCK
                                              STOCK                PAR             PAID-IN            RETAINED          HELD IN
                                             SHARES               VALUE            CAPITAL             DEFICIT         TREASURY
                                             ------               -----            -------             -------         --------
Balance, January 1, 1993                    46,536,687            465,367         15,535,698         (12,027,252)       (25,313)

Issuance of common stock for services        7,300,000             73,000              2,000                --             --

Issuance of common stock for investment
  in subsidiary                              1,750,000             17,500               --                  --             --

Issuance of preferred stock for cash              --                 --              915,750                --             --

Dividends on preferred stock                      --                 --               (6,514)               --             --

Dividends on redeemable preferred stock           --                 --              (49,500)               --             --

Net (loss)                                        --                 --                 --            (2,462,533)          --
                                           -----------        -----------        -----------         -----------    -----------

Balance, December 31, 1993                  55,586,687            555,867         16,397,434         (14,489,785)       (25,313)

Issuance of preferred stock less offering
costs for cash                                    --                 --            1,595,250                --             --

Exchange of preferred stock for
preferred stock of subsidiary                     --                 --            1,519,362                --             --

Issuance of common stock -
exercise of options                            820,000              8,200              4,000                --             --

Issuance of common stock options                  --                 --               25,000                --             --

Dividends on preferred stock                      --                 --             (143,623)               --             --

Dividends on redeemable preferred stock           --                 --              (10,868)               --             --

Net (loss)                                        --                 --                 --            (1,473,400)          --
                                           -----------        -----------        -----------         -----------    -----------

Balance, December 31, 1994                  56,406,687            564,067         19,386,555         (15,963,185)       (25,313)

Issuance of preferred stock less offering
costs for cash                                    --                 --               99,000                --             --

Issuance of common stock -
exercise of options                            362,266              3,622             20,091                --             --

Dividends on preferred stock                      --                 --             (296,201)               --             --

Net loss                                          --                 --                 --            (3,123,487)          --
                                           -----------        -----------        -----------         -----------    -----------

Balance, December 31, 1995                  56,768,953            567,689         19,209,445         (19,086,672)       (25,313)
                                           ===========        ===========        ===========         ===========    ===========



See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995                1994                1993
                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(3,123,487)         (1,473,400)         (2,462,533)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation and amortization                          356,841             322,226              10,942
         Gain on collection of note receivable                 (573,025)               --                  --
         Bad debt recovery                                         --              (147,545)           (125,000)
         Decrease in insurance loss reserve                        --              (835,922)               --
         Increase in receivable allowances                         --                  --             1,970,665
         Issuance of stock for services                            --                25,000              75,000
         Increase in other receivables                             --               (39,561)               --
         Increase in inventories                                (45,572)               --                  --
         Increase in prepaid assets                             (25,000)               --                  --
         (Increase) decrease in other assets                     (8,044)              3,016               1,956
         Increase (decrease) in accounts
             payable and accrued liabilities                   (369,292)            440,634             319,329
         Increase in patents                                   (137,131)            (66,890)               --
                                                            -----------         -----------         -----------

                      Net cash used in
                      operating activities                   (3,924,710)         (1,772,442)           (209,641)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on receivables                          3,242,382           4,047,819             615,043
    Increase in receivables, net                                   --              (920,172)           (644,280)
    Purchase of furniture and equipment                        (386,624)           (707,766)               --
    Increase in other investments                                  --              (110,017)             (9,375)
    Payments recovered on nonperforming assets                     --                37,645              44,190
    (Increase) decrease in notes and
         advances to related parties                              1,044              16,456            (150,000)
    Increase in restricted cash                              (1,501,278)            (11,461)             (6,860)
    Advances to subsidiary                                         --                  --              (403,715)
    Payments received on notes receivable                          --                  --               325,000
    Acquisition of Commodore Laboratories, formerly
         A.L. Sandpiper, and CFC Technologies                      --                  --               (18,216)
    Increase in deferred acquisition costs                         --                  --              (135,440)
                                                            -----------         -----------         -----------

                      Net cash provided by (used in)
                      investing activities                  $ 1,355,524           2,352,504            (383,653)
                                                            -----------         -----------         -----------

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                           1995                1994                1993
                                                        -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of preferred stock                             100,000           1,975,000             925,000
    Issuance of bonds                                          --             1,500,000           2,500,000
    Payments of long-term debt                              (24,221)         (2,454,337)           (102,558)
    Payment of preferred stock and dividend                (296,201)           (721,123)               --
    Offering costs of preferred stock                          --              (360,000)               --
    Payables to related parties, net                       (209,339)           (142,474)            350,050
    Increase in deferred financing costs                       --               (77,500)           (392,500)
    Increase of stock for cash                               23,713              12,200                --
                                                        -----------         -----------         -----------

                  Net cash provided by (used in)
                  financing activities                     (406,048)           (268,234)          3,279,992
                                                        -----------         -----------         -----------

Increase (decrease) in cash                              (2,975,234)            311,828           2,686,698

Cash, beginning of year                                   3,011,423           2,699,595              12,897
                                                        -----------         -----------         -----------

Cash, end of year                                       $    36,189           3,011,423           2,699,595
                                                        ===========         ===========         ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

         During the year ended December 31, 1993, the Company acquired 90.05 percent of the outstanding common stock of Commodore Laboratories, formerly A.L. Sandpiper, and subsidiary for 1,000,000 shares of the Company's common stock. The Company also acquired 90.05 percent of the outstanding common stock of CFC Technologies for $70,000 cash and the issuance of 750,000 shares of the Company's common stock. Assets and liabilities acquired are as follows:

         Cash                                                        $    51,784
         Furniture and equipment less accumulated depreciation            11,423
         Patent costs                                                     20,080
         Other assets                                                      4,476
         Accounts payable and accrued expenses                          (115,734)
         Payables related parties                                       (409,170)
         Preferred stock                                              (1,554,081)
         Advances from Commodore                                        (403,715)
                                                                     -----------

         Net liabilities in excess of assets purchased                (2,394,937)
         Cash paid                                                       (70,000)
         Issuance of common stock                                        (17,500)
                                                                     -----------

         Goodwill purchased                                           (2,482,437)

         1994 adjustment for revaluation of accrued liabilities           25,236
                                                                     -----------

                                                                     $(2,457,201)
                                                                     ===========

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




NONCASH INVESTING AND FINANCING ACTIVITIES - CONTINUED:

         In December 1994, the Company exchanged 977 shares of series "A" (par value $1,000) and 557,709 of the 577,081 shares of series "B" (par value $1) outstanding preferred stock in Commodore Laboratories, formerly A.L. Sandpiper, for 1,534,709 shares of Commodore series "B" preferred stock (par value $.01) totaling $1,534,709. In addition, the Company accrued $19,372 of accrued liabilities for the 19,372 shares of series "B" (par value $1) preferred stock that was not exchanged.

         During 1995, the Company released a property in Illinois, in which it held a security interest, to be sold in exchange for pay off of the mortgage note payable of $1,710,416, which the Company owed. The balance outstanding on the note receivable at the date of payoff was $1,137,391 and the Company recognized a gain on the collection of the receivable of $573,025.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Operations reflect actual amounts paid for interest and income taxes as follows:

                             1995          1994          1993
                           --------      --------      --------
         Interest          $454,000       662,000       427,000
                           ========      ========      ========

         Income taxes      $ 81,000        90,000        40,000
                           ========      ========      ========











See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BACKGROUND

                  Commodore Environmental Services, Inc., and subsidiaries (the "Company"), from January 1, 1991 to December 31, 1995, has been engaged in real estate operations. Effective December 22, 1993, the Company acquired 90.05 percent of the common stock in two entities (technology entities) which own technology relating to the destruction of polychlorinated biphenyls and chlorofluorocarbons. Since acquisition, the Company has also been engaged in activities relating to these technologies.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Commodore Environmental Services, Inc., and its wholly-owned subsidiaries, which are over 50% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Effective December 22, 1993, the Company acquired 90.05 percent of the issued and outstanding common stock of Commodore Laboratories, Inc., formerly A.L. Sandpiper, and subsidiary (Commodore
         Labs) and 90.05 percent of the outstanding common stock of CFC Technologies, Inc., (CFCT). The acquisitions are accounted for as a purchase. The consolidated financial statements include the operations of the Company and its subsidiaries for all years presented and Commodore Labs and CFCT from December 22, 1993 to December 31, 1995. Separate operations of Commodore Labs and CFCT for the period December 22, 1993 through December 31, 1993 are not presented separately as the amounts are immaterial.

         CASH AND CASH EQUIVALENTS

                  The Company considers cash and highly liquid debt instruments with maturities of three months or less to be cash equivalents.

         CERTIFICATES OF DEPOSIT

                  At December 31, 1995 and 1994, the Company maintained $50,000 in certificates of deposit which is security for a letter of credit.

         RESTRICTED CASH

                  Effective October 1995, the Company is required to maintain, in an interest-bearing escrow account, $1,000,000 designated as collateral security for the repayment of principal and interest of the Convertible Bonds. In addition, the Company maintains $792,900 and $291,622 as of December 31, 1995 and 1994, respectively, in an interest-bearing deposit account pursuant to the Harvest American Insurance Company settlement agreement.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         REVENUE RECOGNITION

                  REAL ESTATE

                  Revenues are recognized from sales of real estate on the installment method. Cash receipts are apportioned between cost recovery and profit recognition in the same ratio that cost and profit bore to the original sales price.

                  INTEREST INCOME

                  The Company recognizes interest income on notes receivable when earned. The recognition of interest income on notes receivable is discontinued when management determines that the continual accrual of interest may exceed the underlying security of the receivables.

         REALIZATION ALLOWANCE

                  Receivable losses are accounted for under the allowance method. Losses and recoveries are charged or credited directly to the allowance. The allowance is adjusted so that the net mortgage receivable is valued at its estimated recovery amount. The difference between the original mortgage notes receivable with the accrued interest and the estimated fair market value of the underlying security is the value of the allowance. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions differ substantially from the assumptions used by management.

         INVENTORIES

                  Inventories consist of materials and supplies, including contaminated agents, stated at cost, on a first-in, first-out basis, and labor costs to purify the contaminated agents preparing them for resale. Inventories are stated at the lower of cost or market.

         FURNITURE AND EQUIPMENT

                  Furniture and equipment is carried at cost. Improvements which substantially increase the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

                  Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         AMORTIZATION OF OTHER ASSETS

                  The Company has included in other assets patent costs, deferred acquisition costs, goodwill, and deferred financing costs. These assets are being amortized over the following estimated useful lives:

                  Patents                                              17 years
                  Goodwill                                             15 years
                  Deferred financing costs                              5 years
                  Deferred acquisition costs                            3 years

         INSURANCE LOSS RESERVE

                  Insurance loss reserves are estimates of the ultimate cost of both reported and unreported claims incurred and unpaid at year-end (see note O).

         LOSS PER SHARE

                  Loss per share is computed based on the weighted average number of shares outstanding. Shares used to determine loss per share exclude common stock equivalents as they are antidilutive. Accordingly, loss per share is based on weighted average shares outstanding of 56,212,000 for the year ended December 31, 1995, 55,535,000 for the year ended December 31, 1994 and 52,450,000 for the year ended December 31, 1993.

         CONCENTRATION OF CREDIT RISK

                  The Company's principal operations and substantially all revenues are from collections on mortgage notes receivable. These mortgage notes receivables are from real estate transactions in Illinois and North Carolina. As discussed in note D and E, the Company has a second position security interest in the Illinois property and the receivable on the North Carolina property is unsecured.

                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         INCOME TAXES

                  The Company provides for deferred income taxes on temporary differences which represent the tax effects on transactions reported for tax purposes in periods different than for book purposes.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         INCOME TAXES - CONTINUED

                  Temporary differences relate primarily to recognizing income on mortgage notes receivable and nonperforming assets, the realization allowance, and the income loss reserve.

         RECENT ACCOUNTING PRONOUNCEMENTS

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121 "Accounting for Long Lived Assets" and No. 123 "Accounting for Stock Based compensation." Statement Nos. 121 and 123 are effective for years beginning after December 15, 1995. The effect of adoption of Statement Nos. 121 and 123 are not anticipated to have a material impact on the Company's financial statements.

         ACCOUNTING ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are the convertible bonds and notes receivable. There are no material differences in these financial instruments from the recorded book value as of December 31, 1995.

         RECLASSIFICATIONS

                  Certain amounts in the 1993 and 1994 presentation have been reclassified to conform with the 1995 presentation.

NOTE C - ACQUISITION

                  The Company entered into an agreement which was completed December 22, 1993, to acquire 90.05 percent of the issued and outstanding shares of voting common stock of each Commodore Labs and CFCT. Commodore Labs and CFCT are the owners or licensees of certain technologies relating to the destruction of polychlorinated biphenyls and chlorofluorocarbons (the Technologies).

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE C - ACQUISITION - CONTINUED

                  In connection with the Commodore Labs acquisition, the holders of Commodore Labs common stock received 577,081 shares of Commodore Labs non-voting series "B" preferred stock par value $1.00 and 5 year warrants to purchase an aggregate of 3,000,000 shares of Commodore common stock at an exercise price of $.05 per share. Albert Abel
         (Abel), the president of Commodore Labs, retained ownership of 9.95 percent of the Commodore Labs common stock and received 1,000,000 shares of Commodore common stock. In addition, Commodore issued to Abel and Allison L. Augur, Jr. (Augur), the former president of CFCT, non-qualified stock options to purchase an aggregate of 1,500,000 shares of Commodore common stock at the rate of 20 percent per year at an exercise price of $.10 per share.

                  At the date of acquisition, Commodore Labs had 977 shares of its series "A" preferred stock par value $1,000 which was not exchanged.

                  In December, 1994, the Company extended an agreement to the holders of Commodore Labs Series "A" and "B" preferred stock to exchange their Commodore Labs preferred stock for Commodore Series "B" preferred stock. See description of Series "B" Preferred Stock in Note
         L. The Company received acceptance from shareholders holding 977 shares of series "A" preferred stock and 557,709 of the 577,081 shares of series "B" preferred stock and accrued a liability of $19,372 for those shareholder that had not returned the agreement.

                  In connection with the closing of the CFCT acquisition, Commodore acquired 90.05 percent of the outstanding shares of CFCT common stock, with the remaining 9.95 percent of such common stock being held by Abel, through the issuance of 750,000 shares of its common stock to Augur and, in addition, paid the aggregate sum of $70,000 to Abel and Augur.

                  The Company has not recorded minority interest inasmuch as Commodore Labs and CFCT had a deficit in stockholders' equity at the date of acquisition and has a deficit in stockholders' equity at December 31, 1995.

                  In connection with the closing, Commodore entered into a license agreement with Commodore Labs and a sublicense agreement with CFCT pursuant to which all patents, confidential information and know-how owned by Commodore Labs and licensed by Commodore Labs to CFCT were acquired by Commodore. These agreements provide that royalties of 5 percent of the revenues generated by the Commodore Labs Technologies will be payable to Commodore Labs.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE D - RECEIVABLES

                  The Company is the holder of certain mortgage notes receivable and other related receivables at December 31, 1995 and 1994, which arose through the sale of certain properties.

                  The purchasers of the properties have all been limited partnerships for whom the majority stockholder of the Company was initially the primary promoter. The majority shareholder is no longer directly affiliated with the limited partnerships, except that certain general partners are affiliated with companies owned by the majority stockholder.

                  The Company has adopted a position whereby a portion of cash received, under the terms of the mortgage receivables, are being applied to interest receivable. Under this position, there are not current principal maturities. During 1995, the Company received cash payments of $3,242,382 and payments in the form of direct payoff of the mortgage note due on the property of $1,710,416. During 1994, the Company received $4,047,819 in cash payments on the mortgage receivables. Upon collection of all unpaid interest and other receivables the Company will apply payments to the principal and amortization of the deferred gain.

                  The components of notes receivable are as follows:

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                1995              1994
                                                                             -----------       -----------
         Mortgage note receivable at an interest rate of 13.25%. Annual payments range from $891,434 in 1995 to $1,015,741 in 1997 with the remaining amount due in 1998,

         secured by real estate                                              $      --           3,800,000

         Accrued interest receivable                                           1,231,332         2,410,347

         Other receivables related to the obligor
         of the mortgage receivable                                               80,000            80,000

         Deferred income on sale                                                    --          (1,884,357)

         Realization allowance                                                (1,311,332)             --
                                                                             -----------       -----------

                  Net receivable                                                    --           4,405,990
                                                                             -----------       -----------

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE D - RECEIVABLES - CONTINUED


                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                               1995              1994
                                                                            -----------       -----------
         Mortgage note receivable with interest at 6% to be paid in monthly installments of $29,257 along with additional related receivables including interest receivable
         and management fees, unsecured                                       7,135,469         7,009,685

         Note receivable, with interest at 10%,
         in various installments through 2002, unsecured                        274,517           277,300

         Realization allowance                                               (7,135,469)       (7,009,685)
                                                                            -----------       -----------

                    Net receivable                                              274,517           277,300
                                                                            -----------       -----------

         Other receivables                                                       29,000              --
                                                                            -----------       -----------

         Total mortgage and notes receivable
         net of realization allowance                                       $   303,517         4,683,290
                                                                            ===========       ===========

                  The balance due from the debtors at December 31, 1995 of $8,750,318 is now unsecured. Management has adjusted the realization allowance to reflect management's estimate of the net realizable value of the receivable. On December 30, 1994, the Company entered into an agreement with one of the debtors whereby the debtor would pay to the Company all future proceeds from a note in the amount of $277,300 which the debtor received as proceeds from the sale of the property.

                  The realization allowance for these mortgage receivables reduced the net receivable to management's estimate of the value of the real estate securing the receivables. In December, 1993, based upon the poor economic conditions of the real estate industry, the Company reevaluated the net realizable value of these receivables and increased the realization allowance by $1,970,665. Effective in 1995, the receivables are unsecured. Payments have been made in accordance with the agreement on the remaining receivables and the balance appears collectable. No additional realization allowance has been established.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE E - NON-PERFORMING ASSETS

                  The Company has a mortgage note receivable and other related receivables which have an aggregate net book value of $911,862 at December 31, 1995 and 1994, respectively, which are not performing according to the terms of the note and receivables. The Company is in a second position on the real estate securing the mortgage note receivable. At December 31, 1995 and 1994, the Company has a realization allowance of $1,481,536 and $1,321,024, respectively, on the mortgage note receivable and related receivables based upon the estimated recoverability of the receivables and the underlying value of the security. The Company is not recognizing interest income on the receivables and is applying all payments received as a reduction of accrued interest receivable. The Company received payments of $-0- and $37,743 relating to the nonperforming assets for the years ended December 31, 1995 and 1994, respectively.

NOTE F - OTHER INVESTMENTS

                  In March, 1991, the Company invested $200,000 for a joint ownership interest in an oil and gas field located in Oklahoma. The Company had a 14.0625 percent working interest in the joint venture. The investment is accounted for on the cost basis. The Blum Family Trust (BFT), an entity in which the Company's Chairman of the Board, Chief Executive Officer and Majority Stockholder serves as trustee, had a majority interest in the same oil and gas field. The Field is currently producing oil, and revenues generated are being reinvested to further the development of the Field. The Company invested an additional $9,375 from its portion of operating income in the venture in 1993.

                  In 1994, the Company exchanged its interest in the above property for a joint ownership interest in an oil and gas field located in Louisiana (the Louisiana Property). The Company has a 22.67 percent working interest in the Louisiana Property. The Louisiana Property is approximately 10,000 acres which contain a number of producing wells. Some wells need remedial work and other wells need minor work to be brought back on line. In addition, a geological and geophysical study on the Louisiana Property will be performed to recommend new drilling locations. The Company's portion of revenues and expenses relating to the property were $4,300 and $13,600, respectively, in 1995. The investment is accounted for on the equity method. Condensed financial statements are not presented as the investment and its operations are immaterial to the Company.

                  In 1994, BFT exchanged its interest in the Oklahoma Field for additional ownership interest in the Louisiana Property. BFT originally had a 45 percent interest in the Louisiana Property and has increased its ownership to 56.33 percent as a result of this transaction.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE G - OTHER ASSETS - CONTINUED

                  The Company has other assets consisting of costs incurred in obtaining patents, acquisition costs, financing costs, and goodwill relating to the purchase of Commodore Labs and CFCT (see notes A and C).

                  The amount and accumulated amortization is as follows at December 31, 1995:

                                                                    ACCUMULATED         NET
                  ITEM                                AMOUNT       AMORTIZATION       BALANCE
                  ----                                ------       ------------       -------
                  Goodwill                          $2,457,201         317,946       2,139,255
                  Deferred financing costs             480,000         192,000         288,000
                  Deferred acquisition costs           135,440          90,296          45,144
                  Patent costs                         224,906          19,008         205.898
                  Other assets not amortizable          33,600            --            33,600
                                                    ----------      ----------      ----------

                                                    $3,331,147         619,250       2,711,897
                                                    ==========      ==========      ==========

                  The amount and accumulated amortization is as follows at December 31, 1994:

                                                                    ACCUMULATED         NET
                  ITEM                                AMOUNT       AMORTIZATION       BALANCE
                  ----                                ------       ------------       -------
                  Goodwill                          $2,457,201         163,826       2,293,375
                  Deferred financing costs             480,000          96,000         384,000
                  Deferred acquisition costs           135,440          45,148          90,292
                  Patent costs                          88,225           5,759          82,466
                  Other assets not amortizable          25,556            --            25,556
                                                    ----------      ----------      ----------

                                                    $3,186,422         310,733       2,875,689
                                                    ==========      ==========      ==========

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - LONG-TERM DEBT

                  Long-term obligations consisted of the following:

                                                                                 DECEMBER 31,
                                                                             ---------------------
                                                                              1995         1994
                                                                             -----      ----------
         Notes payable to financial and insurance companies:

         First mortgage note payable in monthly installments of $24,946 including interest through February, 2003 with interest at 8.9 percent, secured by mortgage note receivable and the
         underlying
         real estate                                                         $--         1,734,637
                                                                             -----      ----------


                  Total                                                       --         1,734,637

         Less current maturities                                              --          (151,462)
                                                                             -----      ----------

                  Total long-term                                            $--         1,583,175
                                                                             =====      ==========


NOTE I - BONDS PAYABLE

                  In 1993 and 1994, the Company issued convertible bonds aggregating in the principal amount of $4,000,000, pursuant to a private offering. The bonds carry an interest rate of 8.5 percent with the interest payable quarterly. Maturity of the bonds is in 1998. During 1995, the collateral agreement associated with the convertible bonds was amended. The bonds are secured by an amount of unissued shares of the Company's common stock such that the market price equals 125 percent of the outstanding principal amount of the bonds (8,000,000 shares at December 31, 1995), whereby if the Company defaults on payment, the borrower has the right to have the certificates endorsed by the Company. In addition, the Company must maintain $1,000,000 in cash in a bank account as additional security. As partial consideration to terminate the original collateral agreement, the Company issued warrants to purchase 2,000,000 shares of the Company's common stock at a price of $.68 per share through December 2000.

                  The bonds, at the holders option, are convertible at any time into common stock of the Company at the rate of $1.00 of bond principal value for each share of common stock. The Company has paid an aggregate commission of $480,000 in cash plus 5 year warrants to purchase 2,233,332 shares upon complete issuance of the $4,000,000 in bonds, pro rated for the principal amount of such bonds actually sold. Subsequent to when the bid price of the Company's common stock exceeds $1.25 per share, the bonds are redeemable and repayable by the Company at the face amount thereof plus accrued interest. The bonds also have detachable 5 year warrants, with an exercise price of $.10 per share, which allow the holders to purchase one share of the Company's common stock for every $8.00 of bond principal. As a result, the Company has issued to bond holders warrants to purchase 500,000 of the Company's common stock at $.10 per share. The common shares acquired upon conversion of the bonds and exercise of the detachable warrants are subject to "piggy back" registration rights.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE J - INCOME TAXES

                  The Company provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

                  The difference between the income tax (benefit) at statutory rates for 1995 and 1994 and the amount presented in the financial statements is the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

                  Deferred tax assets at December 31, 1995 and 1994 are as follows:

                                              1995              1994
                                           -----------       -----------
         Realization allowance             $ 2,870,000         2,380,000
         Insurance loss reserve                350,000           350,000
         Operating loss carryforwards        4,650,000         3,580,000
                                           -----------       -----------

                                             7,870,000         6,310,000

         Valuation allowance                (7,870,000)       (6,310,000)
                                           ===========       ===========

                                                  --                --
                                           ===========       ===========

                  The Company has net operating loss carryforwards of approximately $13,672,000 which expire in the years 1996 through 2010. The amount of net operating loss carryforward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE K - OPERATING LEASES

                  The Company is committed under noncancellable operating leases for office space and other office equipment. Future maturities under the leases for the next five years are as follows:

                           1996                               $  62,927
                           1997                                  64,941
                           1998                                  50,868
                           1999                                   4,140
                           2000                                   1,380
                                                              ---------

                                                               $184,256
                                                              =========


NOTE L - STOCKHOLDERS' EQUITY

         ISSUANCE OF COMMON STOCK

                  During 1995, 362,266 options for the purchase of common stock were exercised. Of the options exercised, 60,000 were at $.01 per share, 100,000 were at $.03 per share, 2,266 were at $.05 per share and 200,000 were at $.10 per share.

                  During 1994, 820,000 options for the purchase of common stock were exercised. Of the options exercised, 620,000 shares were at $.01 per share and 200,000 shares were at $.03 per share.

                  On February 16, 1993, Paul E. Hannesson, a former principal shareholder, officer and director of the Company, at the time the services were rendered, received for $75,000 in services rendered to the Company in connection with acquisitions, including those described below, an aggregate of 7,300,000 shares of the Company's common stock.

                  On December 22, 1993, in connection with the acquisition of Commodore Labs and CFCT, the Company issued 1,000,000 shares of the Company's common stock to the president of Commodore Labs and 750,000 shares of the Company's common stock to one of the CFCT shareholders.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE L - STOCKHOLDERS' EQUITY - CONTINUED

         ISSUANCE OF PREFERRED STOCK

                  In December 1994, the board of directors approved the issuance and sale of the Company's series "B" preferred stock.

                  The Series "B" preferred stock pays dividends quarterly at a rate of $.08 per annum per share accruing from January 1, 1998 and is callable at any time the bid price of the Company's common stock equals or exceeds $3.00 per share at the call price of 110 percent of the bid price on date of call.

                  In December, 1994, the Company extended an agreement with Commodore Labs series "A" and "B" preferred stock holders to exchange said stock for the Company's series B preferred stock. In connection therewith, the Company desired to issue 977,000 shares of series "B" to the holder of Commodore Labs series "A" preferred stock and 577,081 shares of series "B" to the holder of Commodore Labs series "B" preferred stock. All but 19,372 shares of the Commodore Labs series "B" preferred stock was exchanged.

                  On November 10, 1993, the board of directors approved the issuance and sale of 3,000,000 shares of the Company's series "AA" preferred stock with five year warrants to acquire 6,000,000 shares of the Company's common stock at an exercise price of $.10 per share. The series "AA" preferred stock pays dividends at a rate of $.10 per annum per share and is callable at any time the bid price of the Company's common stock equals or exceeds $1.25 per share, at the call price of $1.00 per share.

                  In 1993, 1994, and 1995 the Company sold 3,000,000 shares of series "AA" preferred stock for $3,000,000. In connection with the issuance of 3,000,000 shares of the preferred stock, the Company paid commissions of $360,000, and issued 5 year warrants to purchase 550,000 shares of its common stock of an exercise price of $.10 per share.

         REDEEMABLE PREFERRED STOCK

                  The Company's majority stockholder owned redeemable series "A" preferred stock of the Company at December 31, 1993. The balance of redeemable series "A" preferred stock including dividends was $566,633 at December 31, 1993. The dividends accrue at $.15 per annum per share. Accrued dividends were $49,500 for 1993 and $10,868 in 1994 prior to the redeemable preferred stock being redeemed in May, 1994.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M - STOCK OPTIONS AND STOCK WARRANTS

         STOCK OPTIONS

                  On January 28, 1987, the Company adopted the 1987 Stock Option Plan (the Plan), reserving 10,000,000 shares of common stock for issuance in connection with the Plan. Adoption of the Plan was approved at the annual meeting of shareholders on June 26, 1987. Under the Plan, the Company can grant both incentive stock options (ISO's) and nonqualified stock options.

                  The 1987 Stock Option Plan authorized the granting, to key employees, of incentive stock options and nonqualified stock options to purchase shares of the Company's common stock at fair market values at dates of grant. Options generally are exercisable on a pro rata basis over a five year period. On December 30, 1992, 300,000 options were granted at an exercise price of $.01 per share under the Plan. During 1993 and 1994, options to purchase a total of 120,000 shares were exercised.

                  On November 22, 1993, options to purchase an aggregate of 500,000 shares of common stock were granted to an employee at an exercise price of $.03 per share, of which 200,000 were exercised in 1994. The Company also granted an option to purchase an aggregate of 100,000 shares of common stock to a non-employee at an exercise price of $.10 per share.

                  In connection with the acquisition by the Company of Commodore Labs and CFCT in 1993, the Company issued nonqualified stock options to purchase an aggregate of 1,500,000 shares of the Company's common stock at the rate of 20 percent per year at an exercise price of $.10 per share.

                  No compensation expense was recognized by the Company relating to the aforementioned options as the market value equalled the exercise price at the date of grant in all situations.

                  In August 1994, options to purchase an aggregate of 500,000 shares of common stock were granted to a nonrelated party at an exercise price of $.01 per share, for future services. An expense of $10,000 was recognized by the Company as a result of this transactions as the market value exceeded the exercise price at the date of grant by $.02 per share. These options were exercised in 1994.

                  In 1995, options to purchase an aggregate if 480,000 shares of common stock were granted to employees at an exercise price of $.50 per share, exercisable vesting in one-third increments.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE M - STOCK OPTIONS AND STOCK WARRANTS - CONTINUED

         STOCK OPTIONS - CONTINUED

                  No compensation expense was recognized by the Company relating to the aforementioned options as the market value equalled the exercise price at the date of grant in all situations.

                  The following table presents the outstanding options at December 31, 1995.

         NUMBER OF                                                NUMBER OF
          OPTIONS            GRANTED          EXERCISED            OPTIONS         EXERCISE          EXPIRATION
            1994              1995              1995                1995             PRICE              DATE
         ----------          -------          ---------           ---------         --------         ----------
         1,600,000               --              200,000          1,400,000          $   .10       December, 1998
           180,000               --               60,000            120,000          $   .01       December, 1997
           300,000               --              100,000            200,000          $   .03       December, 1997
              --              480,000               --              480,000          $   .50       December, 1998
         ---------          ---------          ---------          ---------

         2,080,000            480,000            360,000          2,200,000
         =========          =========          =========          =========

         STOCK WARRANTS

                  During 1993 and 1994, as part of its issuance of its $4,000,000 convertible bonds, the bond holders received one warrant to purchase one share of common stock at an exercise price of $.10 per share for each $8 of bond principal. Attached to the Series "AA" preferred stock sold were warrants to acquire two shares of the Company's common stock for each share of preferred stock at an exercise price of $.10 per share.

                  In addition, in connection with the bond and preferred stock offerings, warrants to purchase 2,783,332 shares of common stock were issued to nonrelated third parties at an exercise price of $.10 per share.

                  As part of the Company's issuance of 3,000,000 shares of series "AA" preferred stock, the Company issued five year warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $.10 per share.

                  As part of its acquisition in 1993 of Commodore Labs and CFCT, the Company issued warrants to acquire shares of the Company's common stock totaling 3,000,000 shares at $.05 per share. During 1995, warrants to acquire 2,266 shares were exercised.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE M - STOCK OPTIONS AND STOCK WARRANTS - CONTINUED

         STOCK WARRANTS - CONTINUED

                  In October, 1994, the Company entered into an employee agreement and issued a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.14 per share exercisable 20 percent per year over a five year period ending October, 1999.

                  An expense of $15,000 was recognized by the Company as a result of this transaction as the market value exceeded the exercise price at the date of grant by $.03 per share.

                  Outstanding warrants at December 31, 1995 are as follows:

          NUMBER OF                                           NUMBER OF
           WARRANTS         GRANTED         EXERCISED          WARRANTS         EXERCISE              EXPIRATION
            1994            1995              1995              1995             PRICE                   DATE
         ----------      ----------        ----------        ----------         -------               -------
         3,000,000              -               2,266         2,997,734             $.05              July 1, 1998
         9,283,332              -                 -           9,283,332             $.10               1998 - 1999
           500,000              -                 -             500,000             $.14             October, 1999
               -          2,000,000               -           2,000,000             $.68            December, 2000
         ---------        ---------             -----        ----------


         12,783,332       2,000,000             2,266        14,781,066
         ==========       =========             =====        ==========


NOTE N - TRANSACTIONS WITH RELATED PARTIES

                  The Company had demand payables to Kraft Capital Corporation (Kraft) of $655,964 and $859,795 as of December 31, 1995 and 1994,
         respectively. Commodore's majority stockholder is the sole stockholder of Kraft. The Company was allocated rental charges of $58,015 in 1995, $63,184 in 1994 and $65,789 in 1993 from an affiliate of the majority stockholder.

                  A subsidiary of the Company has payables to shareholders of the Company totaling $428,677 at December 31, 1995 and 1994.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE N - TRANSACTIONS WITH RELATED PARTIES - CONTINUED

                  The Company has a note receivable from a stockholder of the Company for $125,000 at December 31, 1995 and 1994. The note is interest bearing at 6 percent and due December, 1998. The note is secured by certain subsidiary notes and advances payable to the individuals.

                  The Company has accrued interest from a 10 percent demand note payable to a relative of the majority stockholder. The unpaid balance of accrued interest was $-0- and $5,508 at December 31, 1995 and 1994, respectively.

NOTE O - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS

                  The Company has employment agreements with six corporate officers. Aggregate minimum payments under the employment agreements are as follows:

                          YEAR
                          ----
                          1996                                  $   702,000
                          1997                                      419,000
                          1998                                       85,000
                                                                -----------

                          Total                                 $ 1,206,000
                                                                ===========

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

         LITIGATION

         Harvest American

                  In July 1987, the Company established Harvest American Insurance Company, a wholly-owned subsidiary of the Company, licensed by the state of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries and not to any other persons or entities. An occurrence-based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales and had coverage through January 1989. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the subsidiaries obtained third party asbestos abatement related general liability insurance from unrelated insurance companies. Harvest no longer issues new policies. The maximum exposure under the policy is $5,000,000 in the aggregate.

                  In December, 1994, the Department of Banking and Insurance in Vermont (the Department) and the Company entered into a Settlement Agreement with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest an additional $250,000. Those funds will be deposited into a Harvest interest bearing account. As of December 31, 1995, Harvest had $792,900 in an interest bearing account and an amended $4,514,683 intercompany demand note made to the order of Harvest by the Company. The Department and/or Harvest have the right use proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

                  In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated by the Company.

                  In 1994, the Company had an independent actuary evaluate the loss reserve required as of December 31, 1994. The actuary has determined that a loss reserve of $994,000, which includes the cash already on deposit with the State of Vermont and the additional cash required to be paid, is adequate in connection with the policies issued by Harvest. The Company thereby reduced its loss reserve to $994,000.

         OTHER

                  The Company has several other matters of litigation arising from operations of the Company. Management is defending these claims and believes the outcome of these will not have a material effect on the financial condition of the Company.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(P)      GOING CONCERN

                  The Company has sustained significant operating losses in 1995, 1994, and 1993. In addition, the Company has significant deficits in working capital and retained earnings. These factors create an uncertainty about the Company's ability to continue as a going concern.

                  The Company intends to obtain external financing through a public offering of a subsidiary in 1996. The ability of the company to continue as a going concern is dependent on the Company obtaining external financing and attaining future profitable operations. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

(Q)      SUBSEQUENT EVENTS

                  In March 1996, the Company formed a new subsidiary which intends to file a registration statement on Form S-1 with the Securities and Exchange Commission in the second quarter of 1996. If the new subsidiary is successful in completing the offering, the Company will have sufficient working capital to continue its research and development and commercialization of its environmental technologies. If the offering is successful, the Company will acquire the remaining 9.95% of all subsidiaries owned by Al Abel for a purchase price of $3 million, of which $750,000 represents cash paid at closing and a $2,250,000 note payable with a portion of the interest payable quarterly and the balance along with principal payable after 10 years.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                           ADDITIONS
                                                              BALANCE AT     CHARGED TO   CHARGED TO                   BALANCE AT
                                                             BEGINNING OF     COSTS AND    BAD DEBT                      END OF
  DESCRIPTION                                                    YEAR        EXPENSES(1)    EXPENSE   DEDUCTIONS(2)      PERIOD
  -----------                                                -------------   -----------  ----------  ------------     ----------
Year ended December 31, 1995: Deducted from asset accounts:
    Realization allowance on receivables                       $ 7,009,685    1,437,116        --            --        8,446,801
                                                               ===========                                             =========
    Realization on nonperforming assets                        $ 1,321,024      160,512        --            --        1,481,536
                                                               ===========                                             =========


Year ended December 31, 1994: Deducted from asset accounts:
    Realization allowance on receivables                       $ 5,290,617    1,866,613        --         147,545(2)   7,009,685
                                                               ===========                                             =========
    Realization of allowance on nonperforming assets           $ 1,160,512      160,512        --            --        1,321,024
                                                               ===========                                             =========


Year ended December 31, 1993: Deducted from asset accounts:
    Realization allowance on receivables                       $ 4,026,152      293,800     970,665          --        5,290,617
                                                               ===========                                             =========
    Realization allowance on nonperforming assets              $      --           --     1,160,512          --        1,160,512
                                                               ===========                                             =========
    Allowance on note receivable                               $   125,000         --          --         125,000(2)        --
                                                               ===========                                             =========




1. The allowance is reflected as a reduction of "mortgage note and related receivables."

2.  Management determined amount was collectable.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as forth below:

                                                           YEAR ELECTED
                                                                OR
                                                             APPOINTED
                 NAME                        AGE             DIRECTOR                                          CAPACITIES SERVED
                 ----                        ---             --------                                          -----------------
Bentley J. Blum*                              54               1984                                        Chairman of the Board

Paul E. Hannesson**                           55               1993                       Chief Executive Officer, President and
                                                                                                                        Director

Jerry Karlik***                               41               1985                       Vice President, Treasurer and Director

Andrew P. Oddi****                            34               1989                     Vice President-Finance & Administration,
                                                                                        Principal Financial Officer and Director

Melissa C. Berkowitz *****                    48                                                                       Secretary

         * Mr. Blum's current tenure as Chairman of the Board (and his tenure as President and Chief Executive Officer through February 1993) began in August 1990. He has been a Director of the Company since 1984.

         ** Mr. Hannesson was appointed President and Chief Executive Officer in February 1993.

         *** Mr. Karlik has served as Vice President and Treasurer of the Company since 1986.

         **** Mr. Oddi has served as Vice President-Finance & Administration of the Company since December 1988.

         ***** Ms. Berkowitz has served as Secretary of the Company since July 1990.

         Mr. Blum was appointed to the Board of Directors and elected Chairman of the Board in 1984 and remained in such position until his resignation in January 1988. Mr. Blum served solely as a Director from January 1988 until August 1990, when he was reelected Chairman of the Board and was elected President and Chief Executive Officer. Mr. Blum resigned as President and Chief Executive Officer in 1993. For more than fifteen years, Mr. Blum has been actively engaged in real estate acquisitions for his own account and currently is the sole stockholder and director of a number of corporations which hold real estate interests. In addition, he is the sole stockholder of Springfield Oil

Services, Inc., a company providing oil field services in the United States and North Africa. Mr. Blum is also a director and principal stockholder of a number of other corporations engaged in various business activities, some of which are publicly held, including Federal Resources Corporation, Specialty Retail Services, Inc., Conquest Industries Inc. and North Valley Development Corporation.

         Mr. Hannesson was appointed President, Chief Executive Officer and Director of Commodore in 1993 and has been affiliated with Commodore since 1983. Mr. Hannesson had been Chief Executive Officer of Commodore from January 1987 through November 1988, serving as President from January 1987 to January 1988 and as Chairman of the Board from January 1988 to November 1988. Mr. Hannesson has held senior operating and financial management positions in a variety of industries. In the past 30 years, he has acquired over 35 businesses. Mr. Hannesson was an original founder and is currently Chairman of the Board of Lanxide Corporation, a materials research company. Mr. Hannesson is also a Director of WICO Distribution Company, which is the leading manufacturer and distributor of parts to the vending machine and games industries in the United States. From 1979 to 1983, Mr. Hannesson was a Senior Vice President and Chief Financial and Administrative Officer of Overhead Door Corporation (a New York Stock Exchange-listed company), where he was responsible for mergers and acquisitions, and international operations.

         Mr. Karlik was a Director of the Company from 1983 through 1984, and was reelected in 1985, at which time he was also named President. He served as President until 1986, when he was replaced by Paul Hannesson. For more than seven years, Mr. Karlik has been Chief Financial Officer of a number of corporations, most of which are controlled by or affiliated with Mr. Blum.

         Mr. Oddi joined the Company as Director of Accounting in June 1987 and was appointed Vice President-Finance & Administration in December 1988. He was elected as a Director of the Company in December 1990. Prior to joining the Company, Mr. Oddi, a CPA, was an audit manager with the public accounting firm of Ernst & Young.

         Ms. Berkowitz has served as Secretary of the Company since July 1990. Previously, Ms. Berkowitz served as the Company's Secretary from 1985 to 1987. Ms. Berkowitz also serves as Vice President of North Valley Development Corporation, a real estate company that is publicly held and controlled by Mr. Blum, and as Secretary of Federal Resources Corporation, a public entity in which Mr. Blum is a majority shareholder. Ms. Berkowitz has worked in various capacities for several corporations controlled by Mr. Blum.

         The directors serve until the next annual meeting of the stockholders or until their successors are elected and qualify. All executive officers of the Company serve at the pleasure of the Board of Directors. There are no directors' fees paid.

ITEM 11.          EXECUTIVE COMPENSATION

         During the last fiscal year, the Company had five executive officers, of which three received cash compensation. All executive officers as a group received cash compensation from the Company of $366,476 during such fiscal year.

         The following table sets forth the total of all forms of compensation received by each executive officer of the Company who earned in excess of $100,000 in salary and bonuses during any of the fiscal years ended December 31, 1995, 1994 and 1993, and by any person who served as Chief Executive Officer of the Company during the fiscal year ended December 31, 1995.

                                                SUMMARY COMPENSATION TABLE

                                              Annual
                                           Compensation

(a)                                             (b)                    (c)                (d)                    (e)

NAME AND PRINCIPAL                                                                                           OTHER ANNUAL
POSITION                                       Year                 Salary ($)           Bonus             COMPENSATION ($)
                                                                                          ($)
Bentley J. Blum                                1995                     0                  0                      0
Chairman of the Board                          1994                     0                  0                      0
                                               1993                     0                  0                      0
Paul E. Hannesson                              1995                  186,476               0                   96,000*
President and Chief                            1994                  186,476               0                   24,000*
Executive Officer                              1993                  165,000               0                      0

Andrew P. Oddi                                 1995                  100,000               0                      0
Vice President-Finance                         1994                   90,000             15,000                   0
and Administration                             1993                   90,000               0                      0

*        Represents monthly living allowance of $8,000 commencing October 1994.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table summarizes options and SARs exercised during 1995 and presents the value of unexercised options and SARs held by the named executives at fiscal year-end:

                                                                        Number of Securities
                                                                             Underlying                    Value of Unexecuted
                                                                             Unexecuted                       In-The-Money
                                                                           Options/SARs at                   Options/SARs at
                                  Shares              Value              Fiscal Year-End (#)              Fiscal Year-End ($)**
                               Acquired on          Realized*                Exercisable                       Exercisable
Name                           Exercise (#)            ($)              (E)/Unexercisable (U)             (E)/Unexercisable (U)
- -------------------------------------------------------------------------------------------------------------------------------
Andrew P. Oddi                   150,000                0                     100,000 U                         $86,500 U
                                                                                    0 E                               0 E

- -------------------------

* Values are calculated by subtracting the exercise price from the fair market value of the stock as of the exercise date.

** Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price is $.875.

Employment or Termination Agreements with Officers

         On July 28, 1993, the Company entered into a five-year employment agreement with Paul E. Hannesson, commencing as of January l, 1993 and continuing through December 31, 1997. Mr Hannesson receives salary compensation at the rate of $180,000 per year. On July 28, 1993 as part of the Commodore Labs and CFCT acquisitions, Commodore Labs entered into five-year employment agreements with Albert Abel and Allison Augur, in their capacities as President and Vice President of Commodore Labs, respectively. Mr. Abel received an initial base salary of $100,000, with annual increases to base salary thereafter of 10% of the prior year's base salary, and Mr. Augur received an initial base salary of $75,000, with similar 10% annual increases. In May 1995, Mr. Augur left the Company and his employment agreement was canceled. On January 1, 1994, the Company entered into a three-year employment agreement with James DeAngelis, Vice President of Marketing, whereby Mr. DeAngelis receives a base salary of $60,000 per year. In 1995, Mr. DeAngelis was appointed President of CFCT and his base salary was increased to $96,000 for 1995 and $108,000 for 1996. On October 3, 1994, the Company entered into a three-year employment agreement with Vincent Valeri, Vice President of Engineering and Process Technology, whereby Mr. Valeri receives a base salary of $140,000 per annum. On June 1, 1995, the Company entered into a two-year employment agreement with Neil Drobny, Group Vice President, whereby Mr. Drobny will receive a base salary of $150,000 for the first year and $180,000 for the second year of the agreement. On August 31, 1995, the Company entered into a two year employment agreement with Carl Magnell, Vice President, whereby Mr. Magnell will receive a base salary of

$150,000 for the first year and $180,000 for the second year of the agreement.

1987 Stock Option Plan

         The Company's 1987 Stock Option Plan (the "1987 Plan"), authorizes the Board of Directors to grant options for up to 10,000,000 shares of Common Stock (subject to adjustment) to certain key employees. No options may be granted after December 31, 1992. The 1987 Plan is administered by the Board of Directors. Options granted under the 1987 Plan are either incentive stock options or non-qualified stock options. The period of the option is determined by the Board of Directors but no option may be longer than ten years. The purchase price per share of Common Stock under incentive stock options granted under the 1987 Plan is not less than the fair market value of the Common Stock on the date of grant. Generally, the options vest as to twenty (20%) percent of the options granted in each of the five years following the grant of the options. If an optionee dies while employed by the Company or if the employee's employment is terminated as a result of disability, his option may be exercised by his legal representative within one year of such death or disability, but in no event after expiration of the option. An optionee whose employment has terminated for any reason other than death or disability may exercise his option within three months after termination, but in no event after expiration of the option, except that if an optionee's employment is terminated for cause, then all of such optionee's outstanding options will terminate immediately.

         Options to purchase an aggregate of 65,000 shares of common stock, of which 40,000 had been granted to Andrew P. Oddi, a Director and Vice President, were canceled on December 30, 1992. On December 30, 1992, options to purchase 300,000 shares were granted to two individuals at an exercise price of $.01 per share. Options to acquire 250,000 shares were granted to Mr. Oddi and options to acquire 50,000 shares were granted to a non-management employee. Mr Oddi exercised 100,000 options in 1994 and 50,000 options in 1995.

         No compensation expense was recognized by the Company relating to the aforementioned options as the market value of the underlying shares equalled or exceeded the exercise price at the date of grant in each instance.

Additional Stock Options and Warrants

         On July 28, 1993, the Company granted to Messrs. Abel and Augur five-year non-qualified options to purchase 1,000,000 shares and 500,000 shares, respectively, of the Company's Common Stock, each vesting 20% per year, at an exercise price of $.10 per share.

         On November 22, 1993, options to purchase an aggregate of 500,000 shares of Common Stock were granted to James DeAngelis, Vice President of Marketing, at an exercise price of $.03 per share. Mr. DeAngelis exercised 200,000 options in 1994 and 100,000 options in 1995. Additional options to purchase an aggregate of 100,000 shares of Common Stock were granted to a non-employee at an exercise price of $.10 per share on November 22, 1993. No compensation expense was recognized by the Company relating to the aforementioned options as the market value of the underlying shares equalled or exceeded the exercise price at the date of grant in each instance.

         In August 1994, in consideration of future services, the Company granted, to an unaffiliated person, options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $.01 per share. The Company recorded $10,000 of consulting expense in connection with the granting of such option, as the market value of the underlying shares at the date of grant exceeded the exercise price by $.02 per share. These options were exercised in 1994.

         In October 1994, the Company entered into an employment agreement with Mr. Valeri and issued to Mr. Valeri a warrant to purchase 500,000 shares of Common Stock at an exercise price of $.14 per share, exercisable 20% per year over a five-year period ending October 1999. The Company recorded $15,000 of consulting expense in connection with the granting of such options, as the market value of the underlying shares at the date of grant exceeded the exercise price by $.03 per share.

         In June 1995, the Company entered into an employment agreement with Mr. Drobny and issued to Mr. Drobny options to purchase 240,000 shares of Common Stock at an exercise price of $.50 per share, exercisable 33% per year over a three-year period ending May 1999.

         In August 1995, the Company entered into an employment agreement with Mr. Magnell and issued to Mr. Magnell options to purchase 240,000 shares of Common Stock at an exercise price of $.50 per share, exercisable 33% per year over a three-year period ending August 1999.

         No compensation expense was recognized by the Company relating to the aforementioned options as the market value of the underlying shares equalled or exceeded the exercise price at the date of grant in each instance.

Board of Directors Interlock and Inside Participation

         Kraft Capital Corporation ("Kraft Capital"), a corporation wholly-owned by Mr. Blum (the Chairman and principal stockholder of the Company), has, in the past, advanced funds to the Company. At December 31, 1995 and 1994, the Company owed $656,000 and $860,000, respectively, to Kraft Capital for working capital advances evidenced by demand notes. On March 26, 1996, the balance due Kraft Capital was approximately $1,875,000.

         The Company's executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Mr. Blum. The Company does not pay rent for the use of these premises.

         The Blum Family Trust ("BFT"), an entity in which Mr. Blum serves as trustee, paid $100,000 to acquire a 7.0313% working interest in an oil and gas field located in Oklahoma (the "Field"), in which the Company was then a co-owner. See "Item 2 - Properties". In addition to this working interest, Ameritech Oil and Gas Corporation, the managing agent of the Field, agreed to assign to BFT a 1.56% net revenue interest in the Field, in consideration for BFT funding the Field with its $100,000 investment in October and November 1990. The Company and the other co-owners of the Field acquired their interests in March 1991.

         In 1994, BFT exchanged its interest in the Field for a joint ownership interest in an oil and gas field in Louisiana. BFT originally had a 45% interest in the Louisiana field and has since increased its ownership to 56.33%.

         On February 16, 1993, Paul E. Hannesson purchased, for $75,000 in past services rendered to the Company in connection with proposed acquisitions, an aggregate of 7,300,000 shares of the Company's Common Stock. Mr. Hannesson transferred 4,650,000 of such shares by gift to family members. At the time of his purchase of such shares, Mr. Hannesson was also appointed to the Board of Directors and appointed President and Chief Executive Officer, replacing Mr. Blum. Mr. Blum remains Chairman of the Board and principal stockholder of the Company.

         The Company holds a note receivable from the President of Commodore Labs, Albert Abel, for $125,000 in principal and accrued interest of $7,500 at December 31, 1995. The note bears interest at the rate of 6% per annum, payable annually. The principal is due December 22, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of March 15, 1996 with respect to the beneficial ownership of Common Stock of the Company of (i) each individual known to the registrant to own more than five percent of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Name And Address of                         Amount and Nature of                                          Percent
Beneficial Owner                            Beneficial Ownership                                          Class
- ----------------                            --------------------                                          -----
Bentley J. Blum                                      28,224,050(1)(2)                                     49.2%
150 East 58th Street
34th Floor
New York, New York 10155

Credit Agricole Deux Sevres                           6,000,000(3)                                         9.5%
4 Boulevard Louis Tardy
79000 Niort France

Paul E. Hannesson                                             0(4)                                         *
150 East 58th Street
34th Floor
New York, New York 10155

Melissa C. Berkowitz                                     200,000                                             *
150 East 58th Street
34th Floor
New York, New York 10155

Jerry Karlik                                             200,000                                             *
40 Cutter Mill Road
Suite 509
Great Neck, New York 11021

Andrew P. Oddi                                           252,000(5)                                          *
150 East 58th Street
34th Floor
New York, New York 10155

James J. DeAngelis                                       580,000(6)                                          1.0%
150 East 58th Street
34th Floor
New York, New York 10155

All directors and officers                           29,256,050(1)(2)(4)(5)(6)                            50.8%
as a group (6 persons)

- ------------------------------------
*        Less than one percent.

(1) Includes 16,000,000 shares owned directly by the Blum Asset Trust, an entity for which Mr. Blum serves as trustee.

(2) Includes 9,297,500 shares owned directly by the Blum Family Trust, an entity for which Mr. Blum serves as trustee.

(3) Represents (i) the number of shares which could be acquired at any time upon the conversion into Company Common Stock of $4,000,000 principal of outstanding convertible bonds (4,000,000 shares) and 500,000 shares of Series "AA" Preferred Stock (500,000 shares) and (ii) the number of shares which could be acquired at any time upon the exercise of outstanding warrants to acquire 1,500,000 shares of Company common stock at $.10 per share.

(4) Does not include an aggregate of 2,650,000 shares of Commodore common stock owned by Suzanne Hannesson, the wife of Paul Hannesson, 2,650,000 shares of Commodore common stock owned by the Hannesson Family Trust, Suzanne Hannesson and John D. Hannesson, trustees, or 1,000,000 shares of Commodore common stock owned by each of Jon Paul and Krista Hannesson, the children of Paul E. Hannesson. Mr. Hannesson disclaims any beneficial interest in such shares of Commodore common stock.

(5) Includes options to purchase 50,000 shares of common stock at an exercise price of $.01 per share.

(6) Includes options to purchase 200,000 shares of common stock at an exercise price of $.03 per share.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11; Executive Compensation, Board of Directors Interlock and Inside Participation.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1) Financial Statements and Exhibits. The following financial statements are included in Item 8 of this report:

                  (i)               Consolidated Balance Sheets
                  (ii)              Consolidated Statements of Operations
                  (iii)             Consolidated Statements of Stockholders'
                                    Equity
                  (iv)              Consolidated Statements of Cash Flow
                  (v)               Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. The following financial statement schedule is included in Item 8 of this report:

                  (i)               Schedule II - Valuation and Qualifying
                                    Accounts

(a)(3) Exhibits. The following exhibits are filed as part of this report:

                  (a)      Exhibit Number Pursuant to Item 601 of Regulation S-K

                  3 - Articles of Incorporation and By-laws of the Company.

                           .1 Certificate of Incorporation of Commodore Environmental Services, Inc. (4)

                           .2       Certificate of Stock Designation of
                                    Commodore Environmental Services, Inc. (9)

                           .3 By-Laws of Commodore Environmental Services, Inc. (4)

                  4 - Instruments defining rights of security holders,
                      including debentures -  Not applicable.

                  9 - Voting trust agreements - Not applicable.

                  10 - Material contracts.

                           .1 Agreement of Sale dated as of June 29, 1979 between Cary Corp. and Brunswick Associates.
                                    (2)

                           .2 Ground Lease dated June 29, 1979 between Cary Corp. and Brunswick Associates. (2)

                           .3 Purchase Money Deed of Trust and Security Agreement dated June 29, 1979 executed by Brunswick Associates in favor of Cary Corp.
                                    (2)

                           .4 Purchase Money Note dated June 29, 1979 from Cary Corp. to Brunswick Associates in the principal amount of $4,510,000. (2)

                           .5 Secured Split Down Payment Note dated June 29, 1979 from Cary Corp. to Brunswick Associates in the principal amount of $1,180,000. (2)

                           .6 Purchase Money Deed of Trust and Security Agreement dated June 21, 1979 as executed by Cary Corp. in favor of Money Mortgage Investors. (2)

                           .7 Purchase Money Note dated June 21, 1979 from Cary Corp. to Money Mortgage Investors in the principal amount of $2,400,000. (2)

                           .8 Agreement dated as of January 15, 1985 between Main Street Investments Corporation and Commodore Resources Corporation. (3)

                           .9 Trust Agreement, as amended, dated February 19, 1972 among LaSalle National Bank, Teachers Insurance and Annuity Association of America in original principal sum of $2,750,000, Promissory Note No. 1. (3)

                           .10 Purchase Money Mortgage and Security Agreement and Note dated October 29, 1985 from Commodore Resources Corporation in favor of Main Street Investments Corporation for $66,474. (3)

                           .11 Contract of Sale dated July 1, 1985 between Commodore Resources Corporation and MGP Associates. (3)

                           .12 Lease Agreement dated April 29, 1977 between Carlton Industries, Inc. et al. and Leaseway Warehouses, Inc. (3)

                           .13 Indenture of Lease dated November 1, 1985 between Mid-Warehouse Corp. and Commodore Resources Corporation and Assignment. (3)

                           .14 Assignment of Lease dated October 29, 1985 by Main Street Investments Corp. to Commodore Resources Corporation. (3)

                           .15 Guarantee of Rent Agreement dated as of November 1, 1985 between Commodore Resources Corporation and Midway Realty Associates.
                                    (3)

                           .16 Agreement dated as of January 15, 1985 between Commodore Resources Corporation and Main Street Investments Corporation. (3)

                           .17 First Mortgage and Note dated May 1, 1978, in favor of Chase Manhattan Bank, N.A. in the original principal sum of $3,000,000.
                                    (3)

                           .18 Second Mortgage dated September 29, 1978, in favor of Chase Manhattan Bank, N.A. in the original principal amount of $250,000. (3)

                           .19 Purchase Money Note and Mortgage dated October 30, 1985 from Commodore Resources Corporation in favor of Main Street Investments Corporation for $64,033. (a)

                           .20 Agreement dated July 1, 1985 between Commodore Resources Corporation and MIIGP Association, and Assignment of Contract dated November 1, 1985, between MIIGP Association, Commodore Resources Corporation and Midway Realty Associates L.P. II. (3)

                           .21 All Inclusive Purchase Money Wraparound Note dated November 1, 1985 from Midway Realty Associates L.P. II in favor of Commodore Resources Corporation, in the principal amount of $3,520,000. (3)

                           .22 Lease Agreement dated April 29, 1977 between Carlton Industries, et al. and Leaseway Warehouses, Inc. (3)

                           .23 Indenture of Lease dated November 1, 1985 between Mid-Warehouse Corp. and Commodore Resources Corporation and Assignment. (3)

                           .24 Purchase Money Assignment of Lease and Security Agreement dated October 29, 1985 between Commodore Resources Corporation and Main Street Investments Corporation and Mid-Warehouse Corporation. (3)

                           .25 Assignment of Lease dated October 29, 1986 from Main Street Investments Corporation to Commodore Resources Corporation. (3)

                           .26 Guarantee of Rent Agreement dated as of November 1, 1985 between Commodore Resources Corporation and Midway Realty Associates L.P. II. (3)

                           .27 Deferred Money Deed of Trust and Security Agreement and Notes dated as of January 16, 1985 in favor of Main Street Associates in the principal sum of $450,000. (3)

                           .28 Loan Agreement Note, Subordinated Deed of Trust and Security

                                    Agreement and Collateral Assignment between
                                    Commodore Resources Corporation and General
                                    Electric Credit Corporation dated March 26,
                                    1986 in the principal amount of $1,500,000.
                                    (3)

                           .29 Subordinated Promissory Note, dated November 26, 1986 from Commodore Resources Corporation to Samuel Blum for $250,000. (4)

                           .30 Certificate from the State of Vermont for Harvest American Insurance Company. (4)

                           .31      1987 Stock Option Plan of Commodore
                                    Resources Corporation. (4)

                           .32 Form of letter from Commodore Environmental Services, Inc. to an employee granting an option to purchase a set number of shares.
                                    (4)

                           .33 Non-Competition Agreement, dated as of August 9, 1990, by and among Commodore Environmental Services, Inc., AWI Environmental Services, Inc., AWI Services, Inc, Allwash of Syracuse, Inc., Steven M. Weiss, Bentley J. Blum, Joseph Angeli, Scott Roberts, Jerry Karlik, Carl Valeri, Andrew
                                    P. Oddi, Hesco Environmental Safety Co.,
                                    Inc. and Hesco Acquisition Corp. (5)

                           .34 Non-Competition Agreement, dated as of August 9, 1990, by and among Commodore Environmental Services, Inc., Bentley J. Blum, Andrew P. Oddi, Frank Weidner, Robert Katz, Hesco Environmental Safety Co., Inc., Allwash Acquisition Corp., AWI Environmental Services, Inc., AWI Services, Inc. and Allwash of Syracuse, Inc. (5)

                           .35 Letter Agreement, dated March 18, 1991 with Ameritech Oil Gas Corporation with respect to Oklahoma oil & gas Field. (6)

                           .36 Operating Agreement, dated March 22, 1991 with Ameritech Oil and Gas Corporation with respect to Oklahoma oil & gas Field. (6)

                           .37 Assumption Agreement, dated April 11, 1991 by and between Commodore Environmental Services, Inc. and Harvest American Insurance Company. (6)

                           .38 Option Agreement, dated March 15, 1993, and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (7)

                           .39 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and Paul Hannesson. (7)

                           .40 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (7)

                           .41 Agreement and Plan of Merger dated as of June 24, 1993 between the Company, Sandpiper, its principal shareholders and ALS Acquisition Corp. (8)

                           .42 CFC License Agreement between Sandpiper and the Company. (8)

                           .43 Employment Agreements between Sandpiper and Abel and Augur, respectively. (8)

                           .44 Non-competition Agreements between Sandpiper and Abel and Augur. (8)

                           .45      Form of the Company's Warrant. (8)

                           .46 Stock Option Agreements between the Company and Abel and Augur, respectively. (8)

                           .47 Security Agreement between Sandpiper and the Company. (8)

                           .48 Escrow Agreement between the Company, Sandpiper, its principal shareholders and counsel to the parties. (8)

                           .49 $125,000 Non-Recourse, Non-Negotiable, secured Promissory Note from Albert and Connie Abel to the Company. (8)

                           .50 Tax and loan Indemnity Agreement between the Company and Albert Abel and Connie Abel. (8)

                           .51 Agreement and Plan of Merger dated July 28, 1993 between the Company, CFC, Abel, Augur and CFC Acquisition Corp. (8)

                           .52 Sublicense Agreement between the Company and CFC Technologies, Inc. (8)

                           .53 Escrow Agreement between the Company, CFC Technologies, Inc., Abel, Augur and counsel to the parties. (8)

                           .54 Securities Purchase Agreement by and between Commodore Environmental Services, Inc. and purchasers of Series "AA" Preferred Stock.
                                    (9)

                           .55 Bond Purchase Agreement by and between Commodore Environmental

                                    Services, Inc. and purchasers of Convertible
                                    Bonds. (9)

                           .56 Stock Option Agreement, dated November 22, 1993, by and between Commodore Environmental Services, Inc. and Jim DeAngelis. (9)

                           .57 Employment Agreement, dated January 1, 1994, by and between Commodore Environmental Services, Inc. and Jim DeAngelis. (9)

                           .58 Employment Agreement, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.

                           .59 Warrant, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.

                           .60 Employment Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny.

                           .61 Stock Option Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny.

                           .62 Employment Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.

                           .63 Stock Option Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.

                           .64 Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane Technologies, Inc. and Sri Kilambi.

                           .65 Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental Services, Inc. and Paul E. Hannesson.

                           22 -     Subsidiaries of the registrant. (9)

                                    -------------------------

                           (1) Incorporated by reference to Exhibits 3.1, 3.2, 10.1, .2, .3, .4, .5 and .6 in the
                                    Registrant's Form 8-K dated August 23, 1983.

                           (2) Incorporated by reference to Exhibits 10(a)-(h) in the Registrant's Form 10-K dated March 31, 1986.

                           (3) Incorporated by reference to Exhibits 10.1, .3, .4 and .5 in the Registrant's Form 10-K dated March 31, 1986.

                           (4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14, 1988.

                           (5) Incorporated by reference to Exhibits 10.1 through 10.13 to the Registrant's Form 10-Q for the quarter ended June 30, 1990.

                           (6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 30, 1992.

                           (7) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

                           (8) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

                           (9) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

(b)               Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMODORE ENVIRONMENTAL SERVICES, INC.

                                 By:      /s/ Paul E. Hannesson
                                          -------------------------------------
                                          Paul E. Hannesson,
                                          Chief Executive Officer and President

                                          Dated:  April 12, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                        Dated:   April 12, 1996
/s/ Bentley J. Blum                         Chairman of the Board
- -------------------------------------
Bentley J. Blum

                                                                                        Dated:   April 12, 1996
/s/ Paul E. Hannesson                       Chief Executive Officer,
- -------------------------------------       President and Director
Paul E. Hannesson

                                                                                        Dated:   April 12, 1996
/s/ Andrew P. Oddi                          Vice President Finance &
- -------------------------------------       Administration and Director
Andrew P. Oddi                              (Principal Financial and
                                            Accounting Officer)

                                                                                        Dated:   April 12, 1996
/s/ Jerry Karlik                            Treasurer,
- -------------------------------------       Vice President
Jerry Karlik                                and Director


                                        EXHIBIT INDEX

              Exhibit No.                                     Description
              -----------                                     -----------


                   10 - Material Contracts.

                           .58 Employment Agreement, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.

                           .59 Warrant, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.

                           .60 Employment Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny.

                           .61 Stock Option Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny.

                           .62 Employment Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.

                           .63 Stock Option Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.

                           .64 Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane Technologies, Inc. and Sri Kilambi.

                           .65 Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental Services, Inc. and Paul E. Hannesson.

                   27 - FINANCIAL DATA SCHEDULE