Form 10-Q
period 1996-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1996-05-13
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

XX              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- --              OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- --              OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                        87-0275043
           --------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                              Number)


         150 EAST 58TH STREET,                                    10155
          NEW YORK, NEW YORK                                      -----
          ------------------                                    (Zip Code)
(Address of Principal Executive Offices)


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
YES     X        NO
    ---------       ---------

    Number of shares of common stock outstanding at May 13, 1996 (latest practicable date):

                                              Issued and Outstanding: 57,348,953
                                                                      ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (000'S OMITTED)
                                                       MARCH 31,    DECEMBER 31,
                                                         1996           1995
                                                         ----           ----
                                                      (UNAUDITED)
ASSETS


Cash                                                    $   42         $   36
Certificates of deposit                                     50             50
Other receivables                                          148             40
Due from related parties                                     8              8
Inventories                                                  0             45
Prepaid assets                                              50             25
Restricted cash                                          1,953          1,793
                                                        ------         ------

          TOTAL CURRENT ASSETS                           2,251          1,997


Mortgage notes and related receivables                     280            303
Due from related party                                     125            125
Equipment (net of accumulated depreciation)              1,107          1,054
Other assets                                               151             34
Other investments                                          357            357
Deferred loan fees                                         264            288
Intangible assets                                        2,339          2,389
Non performing real estate loan                            912            912
                                                        ------         ------


          TOTAL ASSETS                                  $7,786         $7,459
                                                        ======         ======

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (000'S OMITTED)
                                                      MARCH 31,     DECEMBER 31,
                                                        1996            1995
                                                        ----            ----
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued liabilities            $    781        $    670
  Due to related parties                                 2,305           1,085
  Insurance loss reserve                                   994             994
                                                      --------        --------

             TOTAL CURRENT LIABILITIES                   4,080           2,749

Bonds payable                                            4,000           4,000

Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 57,348,953
    and 56,768,953                                         573             568
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,534,709                                   45              45
  Additional paid in capital                            19,249          19,209
  (Deficit)                                            (20,136)        (19,087)
                                                      --------        --------

                                                          (269)            735

  Less cost of 506,329 shares of common stock
    held in treasury                                       (25)            (25)
                                                      --------        --------

             TOTAL STOCKHOLDERS' EQUITY                   (294)            710
                                                      --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  7,786        $  7,459
                                                      ========        ========




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (000's Omitted)
                                                          Three months ended
                                                              MARCH 31,
                                                         ---------------------
                                                         1996            1995*
                                                         ----            -----

                                                             (UNAUDITED)
REVENUES
  Interest and other income from
    commercial real estate activities                  $                $   150
  Income from refrigerant services                         111
  Other income                                              17               18
                                                       -------          -------
                                                           128              168
COSTS AND EXPENSES
  General and administrative                               542              446
  Research and development                                 448              419
  Cost of refrigerant services                              76
  Interest                                                 111              147
                                                       -------          -------
                                                        (1,177)          (1,012)
                                                       -------          -------

NET (LOSS)                                             $(1,049)         $  (844)
                                                       =======          =======


NET (LOSS) PER SHARE  (Based on
  weighted average shares in 1996 and
  1995 of 57,079,000 and 56,060,000)**                 $  (.02)         $  (.02)



*   Reclassified to conform to current year presentation.

** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (000'S OMITTED)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -----------------
                                                             1996         1995
                                                             ----         ----
                                                                (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                               $(1,049)     $  (844)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                             70           48
      Interest                                                  24
  (Increase) decrease in receivables                          (108)           5
  Decrease in inventories                                       45
  (Increase) in other assets                                  (142)
  Increase in restricted cash                                 (160)        (258)
  Increase (decrease) in accounts payable
     and accrued liabilities                                   111         (477)
                                                           -------      -------

             NET CASH USED IN OPERATING ACTIVITIES          (1,209)      (1,526)
                                                           -------      -------

INVESTING ACTIVITIES
  Payments received on receivables                              23           78
  Purchase of equipment                                        (73)         (88)
  Increase in receivables                                                  (177)
                                                           -------      -------

             NET CASH USED IN INVESTING ACTIVITIES             (50)        (187)
                                                           -------      -------

FINANCING ACTIVITIES

  Payments of dividends on preferred                           (75)         (73)
  Issuance of common stock                                     120            2
  Payment of long term debt                                                 (36)
  Advances from related party                                1,220
  Payments to related parties, net                                         (501)
                                                           -------      -------

             NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                      1,265         (608)
                                                           -------      -------

INCREASE (DECREASE) IN CASH                                      6       (2,321)

  Cash at beginning of period                                   36        3,011
                                                           -------      -------

CASH AT END OF PERIOD                                      $    42      $   690
                                                           =======      =======



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1996


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

    In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement ("Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest an additional $100,000 on July 15, 1996. Those funds will be deposited into a Harvest interest-bearing account. As of March 31, 1996, Harvest had $953,000 in an interest-bearing account and an amended $4,364,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

    In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. While Harvest has denied coverage of this claim, the claim is currently being investigated by the Company.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION


General

     The current principal businesses of Commodore Environmental Services, Inc. (the "Company") are the development of technologies for the destruction of hazardous materials and the separation of mixed refrigerant by using a selective destruction technology.

Results from Operations

     Gross revenues for the first quarter of 1996 were $128,000 as compared to $168,000 for the first quarter of 1995, a decrease of $40,000. In the first quarter of 1996, the Company recognized $111,000 of income from the separation of mixed refrigerant by using the Company's selective destruction technology. There were no revenues relating to this in the first quarter of 1995, as this technology was then in the development stage. Additionally, in the first quarter of 1996, the Company recognized nominal revenues relating to income from commercial real estate activities as compared to $150,000 in the first quarter of 1995. The decrease is due to the collection of a mortgage receivable in October of 1995.

     General and administrative expenses totalled $542,000 for the first quarter of 1996 as compared to $446,000 for the first quarter of 1995, an increase of $96,000. This 22% increase is attributable to expenses relating to salaries, insurance, and travel and related activities associated with research and development activities for the destruction of hazardous materials and operational activities involving refrigeration separation.

    In the first quarter of 1996, the Company incurred $448,000 in research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials, as compared to $419,000 for the same period in 1995. The 7% increase in the first quarter of 1996 is due to the hiring of additional personnel to undertake additional projects and the furthering of existing work in the development of technologies for the destruction of hazardous materials.

    In the first quarter of 1996, the Company incurred $76,000 of costs for refrigerant services. There were no such costs in the first quarter of 1995, due to the technology being in the development stage at that time. These costs represent materials, labor and the cost of waste removal.

    Interest expense was $111,000 for the first quarter of 1996 as compared to $147,000 for the first quarter of 1995, a decrease of $36,000. The 24% decrease is due primarily to the lower amount of outstanding debt in 1996 as compared to 1995.

    The Company had a net loss of $1,049,000 for the three-month period ended March 31, 1996 as compared to a net loss of $844,000 for the three-month period ended March 31, 1995. The increased net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources


    The Company had a working capital deficit of $1,829,000 on March 31, 1996 as compared to a working capital deficit of $752,000 at the beginning of the year. The increase in the deficit is primarily attributable to the ongoing research and development activities.

    In March 1996, the Company formed a new subsidiary which has filed a registration statement with the Securities and Exchange Commission in the second quarter of 1996, respecting a proposed initial public offering of common stock of the subsidiary. If the subsidiary is successful in completing the offering, the Company and its subsidiaries will then have sufficient working capital to continue its research and development and commercialization of its environmental technologies.

    The ability of the Company to continue as a going concern is dependant on the Company obtaining external financing and attaining future profitable operations. Currently, the Company's continued existence is dependant upon the majority shareholder's ability to fund the Company, and there can be no assurance that such funding will continue to be provided to the Company.

    Although the balance of the insurance loss reserve is recorded as a current liability, it is not possible to determine whether that balance or any additional cash funds will be required to be paid during 1996.

    The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest"), in July 1987, for the purpose of providing liability insurance coverage for asbestos abatement site work performed by the subsidiaries then owned by the Company . Such coverage was in effect for activities during the period from July 1987 to January 1989. As a result, the Company has available less than six years of its own information upon which to base reserves for losses and loss adjustment expenses. Accordingly, the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the Company's financial statements. However, the Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

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

                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                     (Registrant)



                                     By /s/ Andrew P. Oddi
                                       ------------------------------------
                                       Andrew P. Oddi - Vice President
                                            Finance and Administration
                                           (Principal Financial Officer)






Date:   May 13, 1996

EXHIBIT INDEX

Exhibit No.                 Description
- ----------                  -----------
EX-27                       Financial Data Schedule