Form 10-Q
period 1996-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1996-08-13
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                          87-0275043
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         150 EAST 58TH STREET                                      10155
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

YES  X     NO
   -----     -----

    The number of shares of common stock outstanding at August 12, 1996 was 57,488,953.

                      COMMODORE ENVIRONMENTAL SERVICES,INC

                                    FORM 10-Q


                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.      FINANCIAL INFORMATION .....................................     3


Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995 .....................     3


             Condensed Consolidated Statement of Operations -
               Three months ended June 30, 1996 and 1995
               Six months ended June 30, 1996 and 1995..................     5


             Condensed Consolidated Statement of Cash Flows -
               Six months ended June 30, 1996 and June 30, 1995.........     6


             Notes to Condensed Consolidated Financial Statements.......     7


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................     9


PART II.     OTHER INFORMATION .........................................    12


SIGNATURES .............................................................    13

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS



             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (000'S OMITTED)
                                                  JUNE 30,     DECEMBER 31,
                                                    1996           1995
                                                 -----------   ------------
ASSETS                                           (UNAUDITED)   (UNAUDITED)
Cash                                               $   156        $    36
Subscription receivable                             30,617              0
Certificate of deposit                                  50             50
Other receivables                                       61             40
Due from related parties                                 8              8
Inventories                                              0             45
Prepaid assets                                         237             25
Restricted cash                                      1,963          1,793
                                                   -------        -------

             TOTAL CURRENT ASSETS                   33,092          1,997


Mortgage notes and related receivables                 302            303
Due from related party                                 125            125
Equipment (net of accumulated depreciation)          1,369          1,054
Other assets                                           101             34
Other investments                                      357            357
Deferred loan fees                                     240            288
Intangible assets                                      274            250
Non performing real estate loan                        912            912
                                                   -------        -------
          TOTAL ASSETS                             $36,772        $ 5,320
                                                   =======        =======

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                                        (000'S OMITTED)
                                                   JUNE 30,      DECEMBER 31,
                                                    1996             1995
                                                  ----------     ------------
                                                 (UNAUDITED)      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities         $  1,885         $    670
  Due to related parties                              1,064            1,085
  Insurance loss reserve                                994              994
                                                   --------         --------
             TOTAL CURRENT LIABILITIES                3,943            2,749

Bonds payable                                         4,000            4,000
Line of credit                                        2,000
Minority interest of subsidiary                       6,390
Minority interest in preferred                           19


Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 57,348,953
    and 56,768,953                                      573              568
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,534,709                                45               45
  Additional paid in capital                         43,476           19,209
  Retained earnings (deficit)                       (23,649)         (21,226)
                                                   --------         --------
                                                     20,445           (1,404)
Less cost of 506,329 shares of common stock
    held in treasury                                    (25)             (25)
                                                   --------         --------
             TOTAL STOCKHOLDERS' EQUITY
                       (DEFICIT)                     20,420           (1,429)
                                                   --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                       (DEFICIT)                   $ 36,772         $  5,320
                                                   ========         ========

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (000'S OMITTED)
                                               THREE MONTHS                     SIX MONTHS
                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                           1996            1995*           1996            1995*
                                          -------        --------        --------         -------
                                                (UNAUDITED)                     (UNAUDITED)
REVENUES
  Interest and other income from
    commercial real estate                $               $   150         $               $   300
  Income from refrigerant services             10                             121
  Income from soil remediation                 14                              14
  Other income                                 14              10              31              28
                                          -------         -------         -------         -------
                                               38             160             166             328
EXPENSES

  Research and development                    714             466           1,162             885
  General and administrative                  551             501           1,093             947
  Cost of refrigerant services                  9                              85
                                          -------         -------         -------         -------

OPERATING (LOSS)                           (1,236)           (807)         (2,174)         (1,504)

  Interest                                    138             146             249             293
                                          -------         -------         -------         -------

     NET (LOSS)                           $(1,374)        $  (953)        $(2,423)        $(1,797)
                                          =======         =======         =======         =======


NET (LOSS) PER SHARE
  (Based on weighted average
   shares of 56,840,000 and
   56,840,000 in 1996 and
   56,260,000 and 56,160,000
   in 1995) **                            $  (.02)        $  (.02)        $  (.04)        $  (.03)

*   Reclassified to conform to current year presentation.

** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (000'S OMITTED)
                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------
                                                            1996            1995
                                                          -------         -------
                                                                (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                              $(2,423)        $(1,797)
   Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Depreciation and amortization                           183              96
       Interest (non cash)                                     48              48
  Increase in receivables                                     (21)
  Increase in prepaid registration costs                     (237)
  Decrease in inventories                                      45
  (Increase) decrease in other assets                         (62)              1
  Increase in restricted cash                                (170)           (233)
  Increase (decrease) in accounts payable and
    accrued liabilities                                     1,215            (561)
                                                          -------         -------

             NET CASH USED IN OPERATING ACTIVITIES         (1,422)         (2,446)
                                                          -------         -------

INVESTING ACTIVITIES
  Payments received on receivables                              1             226
  Purchase of equipment                                      (483)           (168)
  Increase in receivables                                                    (327)
                                                          -------         -------

             NET CASH USED IN INVESTING ACTIVITIES           (482)           (269)
                                                          -------         -------

FINANCING ACTIVITIES

  Issuance of preferred stock                                                 100
  Increase in line of credit                                2,000
  Issuance of Common Stock                                    120              22
  Payment of long term debt                                                   (73)
  Payment of dividends on preferred stock                     (75)           (147)
  Payments to related parties                                 (21)            (58)
                                                          -------         -------

         NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                       2,024            (156)
                                                          -------         -------

INCREASE (DECREASE) IN CASH                                   120          (2,871)

  Cash at beginning of period                                  36           3,011
                                                          -------         -------

CASH AT END OF PERIOD                                     $   156         $   140
                                                          =======         =======

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1996

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

    In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement ("Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest $1,000,000. Those funds have been deposited into a Harvest interest-bearing account. As of July 15, 1996, Harvest had $1,063,000 in an interest-bearing account and an amended $4,264,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

    In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated by the Company.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Commitments and Contingencies

    In August 1990, the Company sold its two remaining environmental services subsidiaries, Hesco Environmental Safety Co., Inc ("Hesco") and AWI Environmental Services, Inc. ("AWI"). Following consummation of the Hesco and AWI transactions, Hesco and AWI retained certain contingent liabilities relating to pending litigation against Hesco and AWI. However, under the terms of the sales agreements, the Company had agreed to indemnify Hesco and AWI for certain possible future failures of Harvest to pay Hesco or AWI under Harvest insurance policies. Hesco, a named insured under the insurance policies issued by Harvest, is presently a named party in certain pending litigation, most of which involve workman's compensation claims, and Harvest has denied coverage. All of such litigation is incidental to the business conducted by Hesco. In the event that Harvest has insufficient assets to meet its obligations under these insurance policies, Harvest can attempt to seek payment therefor by demanding funds from the Company under an intercompany note receivable from the Company. A successful claim for which there is inadequate coverage would have a material adverse effect on the Company. There is no assurance that Harvest will not ultimately be found liable for coverage of Hesco's losses in connection with any or all of such actions and counsel to Harvest has not expressed an opinion on the likelihood of Harvest's liability therefor.

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

Note C - Subscription receivable

    On June 28, 1996, the Company's formerly wholly-owned subsidiary, Commodore Applied Technologies, Inc. ("CAT"), successfully completed an initial public offering of 5,750,000 shares of common stock (including the underwriter's over-allotment) and 5,750,000 redeemable common stock purchase warrants from which CAT received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $31,217,000. The offering proceeds were received by CAT in July 1996. In addition, the Company incurred approximately $600,000 in transaction costs in connection with the offering, which reduced the gross proceeds. The Company retains a 72.3% ownership interest in CAT.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

     The Company and its subsidiaries are engaged in the development of a variety of environmental technologies for the destruction and separation of hazardous materials. CAT has developed a patented non- thermal, portable and scalable process known as AGENT 313 (TM) for treating and decontaminating soils and other materials and surfaces containing polychlorinated biphenyls, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. It has been proven that AGENT 313 can also neutralize chemical weapons materials and warfare agents. Through other subsidiaries, the Company is applying these and related technologies to the destruction, separation and recycling of chlorofluorocarbons and other ozone-depleting substances and is developing a related liquid membrane technology for the purpose of separating other hazardous wastes from other types of contaminated media.

Results from Operations

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

     Gross revenues for the second quarter of 1996 were $38,000 as compared to $160,000 for the second quarter of 1995, a decrease of $122,000. Gross revenues for the six month period ended June 30, 1996 were $166,000 as compared to $328,000 for the six month period ended June 30, 1995, a decrease of $162,000. The decrease is due to the collection of a mortgage receivable at the end of 1995, which no longer exists in 1996. In addition, in 1996, the Company commenced operations of its refrigeration separation business. In the second quarter of 1996, the equipment for refrigeration separation was used in another technology within the Company's business and therefore second quarter 1996 revenues were negligible.

     General and administrative expenses totalled $551,000 for the second quarter of 1996 as compared to $501,000 for the second quarter of 1995, an increase of $50,000 or 10% and general and administrative expenses totalled $1,093,000 for the six month period ended June 30, 1996 as compared to $947,000 for the six month period ended June 30, 1995, an increase of $146,000 or 15%. This increase is attributable to the hiring of additional personnel, and associated overhead expenses relating to the increased activity in the new hazardous material destruction and separation of mixed refrigerant subsidiaries.

    In the second quarter of 1996, the Company incurred $714,000 of research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials as compared to $466,000 in the second quarter of 1995, an increase of $248,000 or 53%. For the six month period ended June 30, 1996, the Company incurred $1,162,000 of research and development expenses as compared to $885,000 for the six month period ended June 30, 1995, an increase of $277,000 or 31%. The increase in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.

    Interest expense was $138,000 for the second quarter of 1996 as compared to $146,000 for the second quarter of 1995, a decrease of $9,000 and interest expense was $249,000 for the six month period ended June 30, 1996 as compared to $293,000 for the six month period ended June 30, 1995, a decrease of $45,000. The 15% decrease is due to the reduction of outstanding debt in 1996 from 1995.

    The Company had a net loss of $1,374,000 for the three month period ended June 30, 1996 as compared to a net loss of $953,000 for the three month period ended June 30, 1995. The Company had a net loss of $2,423,000 for the six month period ended June 30, 1996 as compared to a net loss of $1,797,000 for the six month period ended June 30, 1995. The fluctuation in results have been described above.


Liquidity and Capital Resources

    The Company had working capital of $29,149,000 on June 30, 1996 as compared to a working capital deficit of $752,000 at the beginning of the year. On June 28, 1996, the Company's formerly wholly-owned subsidiary, CAT, was successful in completing an initial public offering, and the Company continues to hold 72.3% common stock ownership. The completion of this offering resulted in net proceeds of approximately $30,617,000. Gross proceeds from the offering were $35,075,000 offset by underwriting discounts and non-accountable expenses of $3,858,250 and approximately $600,000 in transaction costs. The Company has invested the remaining proceeds in short term cash equivalent investments and anticipates using the proceeds to further the development of its various technologies and commercialize the technologies through joint ventures with partners.

    In August 1996, CAT (through one of its wholly owned subsidiaries) signed a joint venture agreement with a subsidiary of Teledyne Inc. to form a Limited Liability Company ("LLC") a mutually owned joint venture formed to pursue chemical demilitarization on a worldwide basis. Pursuant to this agreement, the CAT is required to fund the LLC $2,000,000 over the next six months.

    The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest") in July 1987 for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the Company for asbestos abatement site work for the period July 1987 to January 1989. As a result, less than seven years of its own information upon which to base reserves for losses and loss adjustment expenses is available. Accordingly, the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements. The Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

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



Date:  August 12, 1996            COMMODORE ENVIRONMENTAL SERVICES, INC.
                                  (Registrant)



                                  By /s/ Andrew P. Oddi
                                    --------------------------------------
                                    Andrew P. Oddi - Vice President
                                    Finance and Administration
                                    (as both a duly authorized officer of
                                    the registrant and the principal
                                    financial officer or chief accounting
                                    officer of the registrant)