Form 10-K/A
period 1995-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1996-11-14
CIK 71528

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ---------------------------------------------

                                   FORM 10-K/A

                  ---------------------------------------------

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                         Commission File Number 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                   87-0275043
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

150 EAST 58TH STREET, NEW YORK, NEW YORK                10155
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
including area code: (212) 308-5800


Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
                  Title of each class                    on which registered
                  -------------------                   ---------------------

              Common Stock $.01 Par Value                       None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1996, (a) 57,348,953 shares of the Company's Common Stock were outstanding; (b) 23,090,647 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of shares of Common Stock held by non-affiliates was $20,204,316 based upon the closing bid price of $.875 share on March 15, 1996.

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

         Commodore's purchase price at the time of the acquisitions of Commodore Labs and CFCT exceeded the historical cost of the net assets purchased by $2,457,201. This excess purchase price was previously recorded by Commodore and reported in Commodore's 1993 and 1994 Annual Reports on Form 10-K as goodwill and was being amortized over 15 years. At the request of a regulatory agency, Commodore has reclassified the goodwill as in-process technology, in as much as the technology feasibility acquired had not yet been established and at the time of the acquisition there was no further alternative use. Accordingly, in this Annual Report, Commodore is reflecting the in-process technology of $2,457,201 charged as an expense to operations effective January 1, 1994, rather than reporting it as capitalized goodwill to be amortized over 15 years.

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

POLYCHLORINATED BIPHYNALS (PCBs) AND DIOXINS

         Prior to environmental restrictions, PCBs were used in a number of applications, including flame-retardant additives in resins and plastics, in formulas for paints and inks, as additives for thermally sensitive lubricants, and as dielectric fluids in transformers and resistors. Dioxins generally consist of herbicides, and as by-products from the use of chlorine in manufacturing and from the incineration of polyvinyl chloride (PVC) materials in trash incinerators. The United States Environmental Protection Agent ("EPA") has determined that PCBs and dioxins are toxic and present a general hazard to the environment and to human life. As a result, there appears to be a growing market for the destruction and/or neutralization of these contaminants.

         Commodore Labs has developed and intends to commercialize its patented process known as AGENT 313(tm). AGENT 313 is based upon solvated electron chemistry, which mixes solvents such as anhydrous liquid ammonia with various base metals to produce a solvated electron solution. Based on the results of extensive testing by Commodore Labs, AGENT 313 appears capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances, chemical and biological phosphates and other toxic contaminants to levels greater than 99.9%. Based upon test results, the Company believes that AGENT 313 is also capable of neutralizing chemical weapons materials and warfare agents and of concentrating certain radioactive wastes for more effective disposal.

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

         While providing a valuable service, the reclaiming industry cannot fill one urgent need. That need is for a means of returning to productive use mixtures of refrigerants that have become cross-contaminated during use. One approach is to blend pure refrigerant into the mixture until the contaminant component refrigerant is driven below the 0.5% level as mandated by industry standards. This is only economical, however, if the mixed refrigerant has small percentages of the offending contaminate refrigerant. If the contaminant percentage is too high, the cost of adding virgin refrigerant is extremely uneconomical. To further exacerbate the situation, there will be no more virgin CFCs available to blend after 1996. Presently, most mixed and contaminated refrigerants are being stockpiled pending an economic solution.

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

ITEM 6.           SELECTED FINANCIAL DATA

                            YEAR ENDED          Year Ended           Year Ended          Year Ended        Year Ended
                             DECEMBER            December             December            December          December
                             31, 1995            31, 1994             31, 1993            31, 1992          31, 1991

Revenue                     $ 1,089,000        $  1,848,000        $    803,000        $ 1,075,000       $    871,000

Costs and Expenses            4,058,000           5,615,000           3,266,000            954,000          1,084,000

Net Income (Loss)            (2,969,000)         (3,767,000)         (2,463,000)           121,000           (213,000)

Net Income (Loss) Per
Share                              (.05)               (.07)               (.05)              .003              (.005)

Dividends Per Share                  --                  --                  --                 --                 --

Total Assets                  5,321,000          10,776,000          15,129,000         11,418,000         11,094,000

Long-Term Obligations
(including current
portions)                     4,000,000           5,735,000           8,243,000          4,292,000          4,408,000

Redeemable Preferred
Stock (including
accrued interest)                     0                   0             567,000            517,000            468,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 31, 1994

         Commodore's purchase price at the time of the acquisitions of Commodore Labs and CFCT exceeded the historical cost of the net assets purchased by $2,457,201. This excess purchase price was previously recorded by Commodore and reported in Commodore's 1993 and 1994 Annual Reports on Form 10-K as goodwill and was being amortized over 15 years. At the request of a regulatory agency, Commodore has reclassified the goodwill as in-process technology, in as much as the technology feasibility acquired had not yet been established and at the time of the acquisition there was no further alternative use. Accordingly, in this Annual Report, Commodore is reflecting the in-process technology of $2,457,201 charged as an expense to operations effective January 1, 1994, rather than reporting it as capitalized goodwill to be amortized over 15 years.

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

         Costs and expenses for the year ended December 31, 1995 were $4,058,000 as compared with $5,615,000 for the year ended December 31, 1994. The analysis of costs and expenses is as follows:

- In 1994 the Company charged to expense $2,457,201 of in-process technology which had been acquired in the acquisitions of Commodore Labs and CFCT.

- In 1995, the Company incurred approximately $2,136,000 in research and development costs, of which $159,000 was capitalized as equipment costs and the balance of $1,990,000 was expensed. In 1994, the Company incurred approximately $1,747,000 in research and development costs, of which $710,000 was capitalized as equipment costs and the balance of $1,037,000 was expensed.

- In 1995, consultants were hired as full-time employees and assigned to the research and development subsidiaries. The costs related to such personnel are now being included in research and development expense.

- In 1995, general and administrative expenses increased from $1,358,000 to $1,517,000, an increase of $159,000. The Company incurred an additional $135,000 in travel-related expenses which were attributable to support ongoing marketing of the Technology and the seeking of new business opportunities. The Company also incurred additional insurance expense of $64,000, relating to equipment and other operating issues.

- In 1995, interest expense decreased from $763,000 for the year ended December 31, 1994 to $550,000 for the year ended December 31, 1995. The decrease is the result of the satisfaction of a mortgage payable in the fourth quarter of 1995. The decrease in interest expense partially offset the other cost increases noted above.

         The net loss for the year ended December 31, 1995 was $2,969,000, as compared to a net loss for the year ended December 31, 1994 of $3,767,000. The difference is due to the write-off of in-process technology, the decrease in total revenues and the increase in expenses as noted above.


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

         Costs and expenses for the year ended December 31, 1994 were $5,615,042 as compared with $3,265,000 for the year ended December 31, 1993. The analysis of costs and expenses is as follows:

- In 1994, the Company charged to expense $2,457,201 of in-process technology which had been acquired in the acquisitions of Commodore Labs and CFCT.

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

- Interest expense increased from $443,000 for the year ended December 31, 1993 to $763,000 for the year ended December 31, 1994. The increase is the result of an increase in long-term debt.

         The net loss for the year ended December 31, 1994 was $3,767,000, as compared to a net loss for the year ended December 31, 1993 of $2,463,000. The difference was due primarily to the write-off of in-process technology and the increase in total revenues noted above.

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



                                                              TANNER & CO.


Salt Lake City, Utah
February 6, 1996, except for notes Q and R which are dated August 7, 1996

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994


                                                             1995             1994
                                                         -----------       ----------
             ASSETS

Current assets:
    Cash (note B)                                        $     36,189          3,011,423
    Certificates of deposit restricted (note B)                50,000             50,000
    Other receivable                                           39,561             39,561
    Notes and advances to related parties (note N)              7,500              8,544
    Inventories (note B)                                       45,572                 --
    Prepaid assets                                             25,000                 --
    Restricted cash (note B)                                1,792,900            291,622
                                                         ------------         ----------
                      Total current assets                  1,996,722          3,401,150
                                                         ------------         ----------

Receivables, net (notes B, D, and H)                          303,517          4,683,290

Furniture and equipment less accumulated
    depreciation of $140,460 and $92,586
    (note B)                                                1,053,983            715,233

Other investments (note F)                                    356,892            356,892

Note receivable from related party (note N)                   125,000            125,000

Nonperforming assets (note E)                                 911,862            911,862

Other assets (notes B and G):
    Deferred financing costs, net                             288,000            384,000
    Deferred acquisition costs, net                            45,144             90,292
    Patent costs, net                                         205,898             82,466
    Other                                                      33,600             25,556
                                                         ------------         ----------
                                                              572,642            582,314
                                                         ------------         ----------
                                                         $  5,320,618         10,775,741
                                                         ============         ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                $    669,887          1,039,179
    Payables to related parties (note N)                    1,085,490          1,294,829
    Current portion - long-term debt (note H)                      --            151,462
    Insurance loss reserve (note O)                           994,000            994,000
                                                         ------------        -----------
                       Total current liabilities            2,749,377          3,479,470
                                                         ------------        -----------

Bonds payable (note I)                                      4,000,000          4,000,000

Long-term debt (note H)                                                        1,583,175

Commitments and contingencies (notes M and O)                      --                 --

Stockholders' equity (note L):
    Preferred stock, par value $.01 per share,
         authorized 10,000,000 shares, issued
         and outstanding 4,534,709 shares and
         4,434,709 shares                                      45,347             44,347
    Common stock, par value $.01 per share,
         authorized 100,000,000 shares, issued
         56,768,953 shares and 56,406,687
         shares                                               567,689            564,067
    Additional paid-in capital                             19,209,445         19,386,555
    Retained deficit                                      (21,225,927)       (18,256,560)
                                                         ------------        -----------

                                                           (1,403,446)         1,738,409
    Less 506,329 shares of treasury stock,
         at cost                                              (25,313)           (25,313)
                                                         ------------        -----------
                     Total stockholders' equity            (1,428,759)         1,713,096
                                                         ------------        -----------
                                                         $  5,320,618         10,775,741
                                                         ============        ===========

See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          1995              1994              1993
                                                      -----------        ----------        ----------
Revenues:
    Income from commercial
         real estate activities (notes B and D)       $ 1,041,366           818,336           649,141
    Income from refrigerant technology services             2,901                --                --
    Interest income                                        44,445            46,464            28,360
    Bad debt recovery (notes D and E)                          --           147,545           125,000
    Other income (note O)                                      --           835,922                --
                                                      -----------        ----------        ----------

                  Total revenues                        1,088,712         1,848,267           802,501
                                                      -----------        ----------        ----------

Costs and expenses:
    Research and development                            1,990,395         1,036,892                --
    In-process technology acquired                             --         2,457,201                --
    General and administrative:
         Salaries and wages                               393,138           362,918           193,200
         Travel                                           356,901           221,979                --
         Amortization                                      78,436            50,907                --
         Rent (notes K and N)                             126,992            97,829            65,789
         Professional fees                                122,497           240,721            76,867
         Insurance                                        121,386            57,488            19,128
         Consulting                                            --            50,443           214,000
         Other                                            318,434           275,675           281,983
         Increase in receivable realization
             allowance                                         --                --         1,970,665
    Interest                                              549,900           762,989           443,402
                                                      -----------        ----------        ----------

                  Total expense                         4,058,079         5,615,042         3,265,034
                                                      -----------        ----------        ----------

Net loss before income taxes                           (2,969,367)       (3,766,775)       (2,462,533)

Income tax expense (note J)                                    --                --                --
                                                      -----------        ----------        ----------

                  Net loss                            $(2,969,367)       (3,766,775)       (2,462,533)
                                                      ===========        ==========        ==========

                  Net loss per share (note B)         $      (.05)             (.07)             (.05)
                                                      ===========        ==========        ==========

See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                            PREFERRED                COMMON                               COMMON
                                  PREFERRED   STOCK      COMMON      STOCK    ADDITIONAL                  STOCK
                                  STOCK        PAR        STOCK       PAR      PAID-IN      RETAINED      HELD IN
                                  SHARES      VALUE      SHARES      VALUE     CAPITAL       DEFICIT     TREASURY
                                  --------- ---------   -------      -----    ----------    --------     ---------
Balance, January 1, 1993               --        --     46,536,687   465,367  15,535,698   (12,027,252)   (25,313)

Issuance of common stock
 for services                          --        --      7,300,000   73,000        2,000            --         --

Issuance of common stock for
 investment  in subsidiary             --        --      1,750,000   17,500           --            --         --

Issuance of preferred stock
 for cash                         925,000   $ 9,250             --       --      915,750            --         --

Dividends on preferred stock           --        --             --       --       (6,514)           --         --

Dividends on redeemable
 preferred stock                       --        --             --       --      (49,500)           --         --

Net (loss)                             --        --             --       --           --    (2,462,533)        --
                                ---------   -------     ----------  -------   ----------   -----------    -------

Balance, December 31, 1993        925,000     9,250     55,586,687  555,867   16,397,434   (14,489,785)   (25,313)

Issuance of preferred stock
 less offering costs for cash   1,975,000    19,750             --       --    1,595,250            --         --

Exchange of preferred stock for
 preferred stock of subsidiary  1,534,709    15,347             --       --    1,519,362            --         --

Issuance of common stock -
 exercise of options                   --        --        820,000    8,200        4,000            --         --

Issuance of common stock options       --        --             --       --       25,000            --         --

Dividends on preferred stock           --        --             --       --     (143,623)           --         --

Dividends on redeemable
 preferred stock                       --        --             --       --      (10,868)           --         --

Net (loss)                             --        --             --       --           --    (3,766,775)        --
                                ---------   -------     ----------  -------   ----------   -----------    -------

Balance, December 31, 1994      4,434,709    44,347     56,406,687  564,067   19,386,555   (18,256,560)   (25,313)

Issuance of preferred stock
 less offering costs for cash     100,000     1,000             --       --       99,000            --         --

Issuance of common stock -
exercise of options                    --        --        362,266    3,622       20,091            --         --

Dividends on preferred stock           --        --             --       --     (296,201)           --         --

Net loss                               --        --             --       --           --    (2,969,367)        --
                                ---------   -------     ----------  -------   ----------   -----------    -------

Balance, December 31, 1995      4,534,709   $45,347     56,768,953  567,689   19,209,445   (21,225,927)   (25,313)
                                =========   =======     ==========  =======   ==========   ===========    =======

See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                               1995              1994              1993
                                                            -----------        ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(2,969,367)       (3,766,775)       (2,462,533)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation and amortization                          202,721           158,400            10,942
         Gain on collection of note receivable                 (573,025)               --                --
         Bad debt recovery                                           --          (147,545)         (125,000)
         Decrease in insurance loss reserve                          --          (835,922)               --
         Increase in receivable allowances                           --                --         1,970,665
         write off of in-process technology                          --         2,457,201                --
         Issuance of stock for services                              --            25,000            75,000
         Increase in other receivables                               --           (39,561)               --
         Increase in inventories                                (45,572)               --                --
         Increase in prepaid assets                             (25,000)               --                --
         (Increase) decrease in other assets                     (8,044)            3,016             1,956
         Increase (decrease) in accounts
             payable and accrued liabilities                   (369,292)          440,634           319,329
         Increase in patents                                   (137,131)          (66,890)               --
                                                            -----------        ----------        ----------

                      Net cash used in
                      operating activities                   (3,924,710)       (1,772,442)         (209,641)
                                                            -----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on receivables                          3,242,382         4,047,819           615,043
    Increase in receivables, net                                     --          (920,172)         (644,280)
    Purchase of furniture and equipment                        (386,624)         (707,766)               --
    Increase in other investments                                    --          (110,017)           (9,375)
    Payments recovered on nonperforming assets                       --            37,645            44,190
    (Increase) decrease in notes and
         advances to related parties                              1,044            16,456          (150,000)
    Increase in restricted cash                              (1,501,278)          (11,461)           (6,860)
    Advances to subsidiary                                           --                --          (403,715)
    Payments received on notes receivable                            --                --           325,000
    Acquisition of Commodore Laboratories, formerly
         A.L. Sandpiper, and CFC Technologies                        --                --           (18,216)
    Increase in deferred acquisition costs                           --                --          (135,440)
                                                            -----------        ----------        ----------

                      Net cash provided by (used in)
                      investing activities                  $ 1,355,524         2,352,504          (383,653)
                                                            -----------        ----------        ----------

See accompanying notes to consolidated financial statements.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1995              1994               1993
                                                            ----              ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of preferred stock                            100,000          1,975,000            925,000
    Issuance of bonds                                           --          1,500,000          2,500,000
    Payments of long-term debt                             (24,221)        (2,454,337)          (102,558)
    Payment of preferred stock and dividend               (296,201)          (721,123)                --
    Offering costs of preferred stock                           --           (360,000)                --
    Payables to related parties, net                      (209,339)          (142,474)           350,050
    Increase in deferred financing costs                        --            (77,500)          (392,500)
    Increase of stock for cash                              23,713             12,200                 --
                                                       -----------        -----------        -----------
                  Net cash provided by (used in)
                  financing activities                    (406,048)          (268,234)         3,279,992
                                                       -----------        -----------        -----------

Increase (decrease) in cash                             (2,975,234)           311,828          2,686,698

Cash, beginning of year                                  3,011,423          2,699,595             12,897
                                                       -----------        -----------        -----------

Cash, end of year                                      $    36,189          3,011,423          2,699,595
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

Cash                                                                $    51,784
Furniture and equipment less accumulated depreciation                    11,423
Patent costs                                                             20,080
Other assets                                                              4,476
Accounts payable and accrued expenses                                  (115,734)
Payables related parties                                               (409,170)
Preferred stock                                                      (1,554,081)
Advances from Commodore                                                (403,715)
                                                                    -----------
Net liabilities in excess of assets purchased                        (2,394,937)
Cash paid                                                               (70,000)
Issuance of common stock                                                (17,500)
                                                                    -----------
In-process technology acquired                                       (2,482,437)

1994 adjustment for revaluation of accrued
liabilities                                                              25,236
                                                                    -----------
    Total in-process technology acquired                            $(2,457,201)
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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Operations reflect actual amounts paid for interest and income taxes as follows:

                                      1995             1994              1993
                                      ----             ----              ----

Interest                            $454,000           662,000           427,000
                                    ========           =======           =======
Income taxes                        $ 81,000            90,000            40,000
                                    ========           =======           =======















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

                  Effective December 22, 1993, the Company acquired 90.05 percent of the issued and outstanding common stock of Commodore Laboratories, Inc., formerly A.L. Sandpiper, and subsidiary (Commodore
         Labs) and 90.05 percent of the outstanding common stock of CFC Technologies, Inc., (CFCT). The acquisitions are accounted for as a purchase. The consolidated financial statements include the operations of the Company and its subsidiaries for all years presented and Commodore Labs and CFCT from December 22, 1993 to December 31, 1995. Separate operations of Commodore Labs and CFCT for the period December 22, 1993 through December 31, 1993 are not presented separately as the amounts are immaterial. Segment reporting is not presented as the amounts are not materially different than those presented in the financial statements.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         AMORTIZATION OF OTHER ASSETS

                  The Company has included in other assets patent costs, deferred acquisition costs, goodwill, and deferred financing costs. These assets are being amortized over the following estimated useful lives:

                  Patents                                     17 years
                  Deferred financing costs                     5 years
                  Deferred acquisition costs                   3 years

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

                  As part of the acquisition, the Company acquired ownership and licenses to certain technologies. Inasmuch as the entities acquired would not, in the current period, generate significant revenues from its technology the excess purchase price of $2,457,201 over the assets acquired is considered in-process technology. The in-process technology was charged to operations effective January 1, 1994.

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

                  The components of notes receivable are as follows:

                                                                                 DECEMBER 31,
                                                                          -------------------------
                                                                             1995           1994
                                                                          -----------    ----------

         Mortgage note receivable at an interest rate of 13.25%. Annual payments range from $891,434 in 1995 to $1,015,741 in 1997 with the remaining amount due in 1998,
         secured by real estate                                           $        --     3,800,000

         Accrued interest receivable                                        1,231,332     2,410,347

         Other receivables related to the obligor
         of the mortgage receivable                                            80,000        80,000

         Deferred income on sale                                                   --    (1,884,357)

         Realization allowance                                             (1,311,332)           --
                                                                          -----------    ----------

                  Net receivable                                                   --     4,405,990
                                                                          -----------    ----------

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE D - RECEIVABLES - CONTINUED

                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                            1995          1994
                                                                         -----------    ----------

         Mortgage note receivable with interest
         at 6% to be paid in monthly installments
         of $29,257 along with additional related
         receivables including interest receivable
         and management fees, unsecured                                    7,135,469     7,009,685

         Note receivable, with interest at 10%,
         in various installments through 2002,
         unsecured                                                           274,517       277,300

         Realization allowance                                            (7,135,469)   (7,009,685)
                                                                         -----------    ----------

                    Net receivable                                           274,517       277,300
                                                                         -----------    ----------

         Other receivables                                                    29,000            --
                                                                         -----------    ----------

         Total mortgage and notes receivable
         net of realization allowance                                    $   303,517     4,683,290
                                                                         ===========    ==========

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

                  The amount and accumulated amortization is as follows at December 31, 1995:

                                                    ACCUMULATED      NET
                  ITEM                     AMOUNT   AMORTIZATION   BALANCE
                  ----                     ------   ------------   -------

         Deferred financing costs         $480,000     192,000     288,000
         Deferred acquisition costs        135,440      90,296      45,144
         Patent costs                      224,906      19,008     205,898
         Other assets not amortizable       33,600          --      33,600
                                          --------     -------     -------

                                          $873,946     301,304     572,642
                                          ========     =======     =======


                  The amount and accumulated amortization is as follows at December 31, 1994:

                                                    ACCUMULATED      NET
                  ITEM                     AMOUNT   AMORTIZATION   BALANCE
                  ----                     ------   ------------   -------

         Deferred financing costs         $480,000      96,000     384,000
         Deferred acquisition costs        135,440      45,148      90,292
         Patent costs                       88,225       5,759      82,466
         Other assets not amortizable       25,556          --      25,556
                                          --------     -------     -------

                                          $729,221     146,907     582,314
                                          ========     =======     =======

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - LONG-TERM DEBT

         Long-term obligations consisted of the following:

                                                                     DECEMBER 1,
                                                                 --------------------
                                                                 1995         1994
                                                                 -----     ----------
         Notes payable to financial and insurance companies:

         First mortgage note payable in monthly
         installments of $24,946 including
         interest through February, 2003 with
         interest at 8.9 percent, secured by mortgage
         note receivable and the underlying
         real estate                                             $  --      1,734,637
                                                                 -----     ----------


                    Total                                           --      1,734,637

         Less current maturities                                    --       (151,462)
                                                                 -----     ----------

                    Total long-term                              $  --      1,583,175
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

                  The difference between the income tax (benefit) at statutory rates for 1995, 1994 and 1993 and the amount presented in the financial statements is the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

                  Deferred tax assets at December 31, 1995 and 1994 are as follows:

                                               1995            1994
                                           -----------      ----------

         Realization allowance             $ 2,870,000       2,380,000
         Insurance loss reserve                350,000         350,000
         Operating loss carryforwards        4,650,000       3,580,000
                                           -----------      ----------

                                             7,870,000       6,310,000
         Valuation allowance                (7,870,000)     (6,310,000)
                                           ===========      ==========

                                                    --              --
                                           ===========      ==========

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

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





NOTE K - OPERATING LEASES

                  The Company is committed under noncancellable operating leases for office space and other office equipment. Future maturities under the leases for the next five years are as follows:


                       1996                        $ 62,927
                       1997                          64,941
                       1998                          50,868
                       1999                           4,140
                       2000                           1,380
                                                   --------

                                                   $184,256
                                                   ========


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

                  The following table presents the outstanding options at December 31, 1995.

         NUMBER OF                                 NUMBER OF
          OPTIONS        GRANTED      EXERCISED     OPTIONS      EXERCISE         EXPIRATION
            1994           1995          1995        1995          PRICE             DATE
         ---------       -------       -------     ---------       -----             ----

         1,600,000            --       200,000     1,400,000        $.10        December, 1998
           180,000            --        60,000       120,000        $.01        December, 1997
           300,000            --       100,000       200,000        $.03        December, 1997
                --       480,000            --       480,000        $.50        December, 1998
         ---------       -------       -------     ---------

         2,080,000       480,000       360,000     2,200,000
         =========       =======       =======     =========


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

                  Outstanding warrants at December 31, 1995 are as follows:

          NUMBER OF                              NUMBER OF
           WARRANTS      GRANTED    EXERCISED     WARRANTS     EXERCISE    EXPIRATION
            1994           1995        1995         1995         PRICE        DATE
         ----------     ---------     -----      ---------      -------      -------

          3,000,000            --     2,266      2,997,734        $.05       July 1, 1998
          9,283,332            --        --      9,283,332        $.10        1998 - 1999
            500,000            --        --        500,000        $.14      October, 1999
                 --     2,000,000        --      2,000,000        $.68     December, 2000
         ----------     ---------     -----     ----------


         12,783,332     2,000,000     2,266     14,781,066
         ==========     =========     =====     ==========

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

                  The Company has a note receivable from a stockholder of the Company for $125,000 at December 31, 1995 and 1994. The note is interest bearing at 6 percent and due December, 1998. The note is secured by certain subsidiary notes and advances payable to the individuals. The Company also has advances receivable of $7,500 and $8,544 at December 31, 1995 and 1994, respectively.

                  The Company has accrued interest from a 10 percent demand note payable to a relative of the majority stockholder. The unpaid balance of accrued interest was $-0- and $5,508 at December 31, 1995 and 1994, respectively.


NOTE O - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS

                  The Company has employment agreements with six corporate officers. Aggregate minimum payments under the employment agreements are as follows:

                          YEAR
                          ----
                          1996                       $  702,000
                          1997                          419,000
                          1998                           85,000
                                                     ----------

                          Total                      $1,206,000
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





NOTE P - GOING CONCERN

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


NOTE Q - RESTATEMENT OF FINANCIAL STATEMENTS

                  The Company, in December 1993 as further described in Note C acquired 90.05% of two entities. The excess $2,457,201 purchase price paid by the Company has previously been reflected in the consolidated financial statements as capitalized goodwill and was being amortized over 15 years. At the request of a regulatory agency, the Company has reclassified the goodwill as in-process technology inasmuch as the technology feasibility acquired had not yet been established and at the time of acquisition there was no further alternative use. The in-process technology of $2,457,201 is now charged against operations effective January 1, 1994. The consolidated financial statements have been restated for this change.


NOTE R - SUBSEQUENT EVENTS

                  In March 1996, the Company formed a new subsidiary, and in June 1996, completed an offering on Form S-1 with the Securities and Exchange Commission for the new subsidiary where in the new subsidiary sold newly issued shares representing 27.7% of the subsidiary for net proceeds of approximately $30,617,000. The Company intends to acquire the remaining 9.95% of all subsidiaries owned by Al Abel for a purchase price of $3 million, of which $750,000 represents cash paid at closing and a $2,250,000 note payable with a portion of the interest payable quarterly and the balance along with principal payable after 10 years.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                ADDITIONS
                                                                        -------------------------
                                                          BALANCE AT    CHARGED TO     CHARGED TO                 BALANCE AT
                                                         BEGINNING OF    COSTS AND      BAD DEBT                    END OF
           DESCRIPTION                                       YEAR       EXPENSES(1)     EXPENSE    DEDUCTIONS(2)    PERIOD
           -----------                                   -----------    -----------    ----------  -------------   ---------

Year ended December 31, 1995:
   Deducted from asset accounts:
    Realization allowance on receivables                 $ 7,009,685     1,437,116            --          --        8,446,801
                                                         ===========                                                =========
    Realization on nonperforming assets                  $ 1,321,024       160,512            --          --        1,481,536
                                                         ===========                                                =========


Year ended December 31, 1994:
  Deducted from asset accounts:
    Realization allowance on receivables                 $ 5,290,617     1,866,613            --     147,545(2)     7,009,685
                                                         ===========                                                =========
    Realization of allowance on nonperforming assets     $ 1,160,512       160,512            --          --        1,321,024
                                                         ===========                                                =========


Year ended December 31, 1993:
  Deducted from asset accounts:
    Realization allowance on receivables                 $ 4,026,152       293,800       970,665          --        5,290,617
                                                         ===========                                                =========
    Realization allowance on nonperforming assets        $        --            --     1,160,512          --        1,160,512
                                                         ===========                                                =========
    Allowance on note receivable                         $   125,000            --            --     125,000(2)            --
                                                         ===========                                                =========

--------------------

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

                                  COMMODORE ENVIRONMENTAL SERVICES, INC.


Dated: November 14, 1996          By:  /s/ Andrew P. Oddi
                                     ___________________________________________
                                       Andrew P. Oddi
                                       Vice President - Finance & Administration
                                       and Chief Financial Officer