Form 10-Q
period 1996-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1996-11-18
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--           OF THE SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996

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

    Number of shares of common stock outstanding at November 12, 1996 (latest practicable date):

                                    Issued and Outstanding: 57,924,368

                      COMMODORE ENVIRONMENTAL SERVICES,INC

                                    FORM 10-Q

                                      INDEX

                                                                     PAGE

PART I.      FINANCIAL INFORMATION ..................................   3


Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995...........      3


             Condensed Consolidated Statement of Operations
                  Three months ended
                  September 30, 1996 and 1995
                  Nine months ended September 30, 1996 and 1995......   5


             Condensed Consolidated Statement of Cash Flows
                  Nine months ended
                  September 30, 1996 and
                  September 30, 1995.................................   6


             Notes to Condensed Consolidated Financial Statements....   7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  10


PART II.     OTHER INFORMATION ......................................  13



SIGNATURES    .......................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (000'S OMITTED)
                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1996          1995
                                                   ----          ----
                                                (UNAUDITED)    (UNAUDITED)
ASSETS
Cash                                              $ 2,226       $    36
Temporary investments                              20,766
Certificate of deposit                                 50            50
Other receivable                                       95            40
Due from related parties                                              8
Inventories                                                          45
Prepaid assets                                        158            25
Restricted cash                                     2,063         1,793
                                                  -------       -------
             TOTAL CURRENT ASSETS                  25,358         1,997

Mortgage notes and related receivables              1,296           303
Due from related party                                              125
Equipment (net of accumulated depreciation)         1,748         1,054
Other assets                                          100            34
Other investments                                     357           357
Deferred loan fees                                    216           288
Intangible assets                                     323           250
Non performing loans                                  912           912
                                                  -------       -------

          TOTAL ASSETS                            $30,310       $ 5,320
                                                  =======       =======


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                                        (000'S OMITTED)
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1996          1995
                                                     ---------      -----------
                                                   (UNAUDITED)   (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities          $  1,385        $    670
  Due to related parties                                 219           1,085
  Insurance loss reserve                                 994             994
                                                    --------        --------
             TOTAL CURRENT LIABILITIES                 2,598           2,749

Long-term obligation                                   2,250
Bonds payable                                          4,000           4,000
Minority interest in subsidiary                        6,088
Minority interest in preferred stock of
  subsidiary                                              19

Stockholders' Equity:
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 57,924,368
    and 56,768,953                                       579             568
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,641,167 and 4,454,081                   46              45
  Additional paid in capital                          40,286          19,209
  (Deficit)                                          (25,531)        (21,226)
                                                    --------        --------
                                                      15,380          (1,404)
  Less cost of 506,329 shares of common stock
    held in treasury                                     (25)            (25)
                                                    --------        --------
             TOTAL STOCKHOLDERS' EQUITY               15,355          (1,429)
                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 30,310        $  5,320
                                                    ========        ========


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (000'S OMITTED)
                                                  THREE MONTHS                   NINE MONTHS
                                                 ENDED SEPT 30,                 ENDED SEPT 30,
                                               1996           1995*           1996         1995*
                                              ------         ------          ------       ------
                                                    (UNAUDITED)                  (UNAUDITED)
REVENUES

  Interest and other income from
    commercial real estate activities         $              $   150        $              $   450
  Income from refrigerant services                  7                           128
  Income from soil remediation                     21                            35
  Other income                                                    11             31             39
                                              -------        -------        -------        -------
                                                   28            161            194            489

COSTS AND EXPENSES

  General and administrative                    1,291            369          2,384          1,316
  Research and development                        977            431          2,139          1,316
  Cost of environmental services                   64                           149
                                               -------       -------        -------         ------

OPERATING LOSS                                 (2,304)          (639)        (4,478)        (2,143)

  Minority interest                               302                           302
  Interest expense                               (145)          (146)          (394)          (437)
  Interest income                                 265                           265
                                              -------        -------        -------        -------

    NET (LOSS)                                $(1,882)         $(785)       $(4,305)       $(2,580)
                                              =======        =======        =======        =======


NET (LOSS) PER SHARE (Based on
weighted average shares of 57,125,000
 and 56,935,000 in 1996 and 56,262,000
  and 56,194,000 in 1995)*                    $  (.03)       $  (.01)       $  (.08)       $  (.05)
                                              =======        =======        =======        =======



     *       Reclassified to conform to current year presentation.

    ** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (000'S OMITTED)
                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1996           1995
                                                              ----           ----
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                               $ (4,305)        $(2,580)
    Adjustments to reconcile net (loss) to
    net cash provided by operating activities:

      Depreciation and amortization                             238             192
      Minority interest                                        (302)
       Interest (non cash)                                       72              72
  Increase in notes receivable                               (1,000)
  Increase in accounts receivable                               (55)
  Decrease in inventories                                        45
  (Increase) decrease in other assets                          (199)              2
  Increase in intangible assets                                 (88)            (83)
  Increase in restricted cash                                  (270)           (491)
  Increase (decrease) in accounts payable and
    accrued liabilities                                         715            (196)
                                                           --------        --------
             NET CASH (USED IN) OPERATING ACTIVITIES         (5,149)         (3,084)
                                                           --------        --------

INVESTING ACTIVITIES

  Increase in temporary investments                         (20,766)
  Payments received on receivables                                7             455
  Purchase of equipment                                        (917)           (431)
  Increase in receivables                                                      (449)
                                                           --------        --------
        NET CASH (USED IN) INVESTING ACTIVITIES             (21,676)           (425)
                                                           --------        --------

FINANCING ACTIVITIES

  Sale of subsidiary common stock                            30,568
  Issuance of preferred stock                                                   100
  Increase in line of credit                                  2,000
  Payment of line of credit                                  (2,000)
  Issuance of common stock                                      155              22
  Payment of long term debt                                                    (110)
  Payment of dividends on preferred stock                      (225)           (222)
  Advances from (payments to) related parties                (1,483)            807
                                                           --------        --------
         NET CASH PROVIDED BY (USED IN) FINANCING
                       ACTIVITIES                            29,015             597
                                                           --------        --------

INCREASE (DECREASE) IN CASH                                   2,190          (2,912)
  Cash at beginning of period                                    36           3,011
                                                           --------        --------

CASH AT END OF PERIOD                                      $  2,226        $     99
                                                           ========        ========


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

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

    In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement ("Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement requires the Company to fund Harvest $1,000,000. Those funds have been deposited into a Harvest interest-bearing account. As of September 30, 1996, Harvest had $1,063,000 in an interest-bearing account and an amended $4,264,683 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

    In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated by the Company.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE C - SALE OF SUBSIDIARY COMMON STOCK

    On June 28, 1996, the Company's formerly wholly-owned subsidiary, Commodore Applied Technologies, Inc. ("CAT"), successfully completed an initial public offering of 5,750,000 shares of common stock (including the underwriter's over-allotment) and 5,750,000 redeemable common stock purchase warrants from which CAT received net proceeds, after giving effect to the underwriting discount and non-accountable expenses, of approximately $31,217,000. The offering proceeds were received by CAT in July 1996. In addition, the Company incurred approximately $649,000 in transaction costs in connection with the offering, which reduced the gross proceeds.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

     The Company and its subsidiaries are engaged in the development of a variety of environmental technologies for the destruction and separation of hazardous materials. CAT has developed a patented non-thermal, portable and scalable process known as AGENT 313 (TM) for treating and decontaminating soils and other materials and surfaces containing polychlorinated biphenyls, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. It has been proven that AGENT 313 can also neutralize chemical weapons materials and warfare agents. Through other subsidiaries, the Company is applying these and related technologies to the destruction, separation and recycling of chlorofluorocarbons and other ozone-depleting substances and is developing a related liquid membrane technology for the purpose of separating other hazardous wastes from other types of contaminated media.

Results from Operations

     Gross revenues for the third quarter of 1996 were $28,000 as compared to $161,000 for the third quarter of 1995, a decrease of $133,000. Gross revenues for the nine month period ended September 30, 1996 were $194,000 as compared to $489,000 for the nine month period ended September 30, 1995, a decrease of $295,000. The decrease is due to the collection of a mortgage receivable at the end of 1995, resulting in the loss of that revenue stream in 1996.

     General and administrative expenses totalled $1,291,000 for the third quarter of 1996 as compared to $369,000 for the third quarter of 1995, an increase of $922,000, and general and administrative expenses totalled $2,384,000 for the nine month period ended September 30, 1996 as compared to $1,316,000 for the nine month period ended September 30, 1995, an increase of $1,068,000. The increases are due to the hiring of additional personnel including executives, increased professional fees, insurance and travel and related expenses.

    In the third quarter of 1996, the Company incurred $977,000 of research and development expenses associated with research, development and marketing of technologies for the destruction of hazardous materials, as compared to $431,000 in the third quarter of 1995. For the nine-month period ended September 30, 1996, the Company incurred $2,139,000 of research and development expenses as compared to $1,316,000 for the nine-month period ended September 30, 1995. The increase in research and development costs is due to additional projects and the furthering of existing work in the development of technologies in the destruction of hazardous materials.

    In the third quarter of 1996, the Company generated interest income of approximately $265,000. The interest income was generated from temporary investments which were purchased with the net proceeds from the sale of its subsidiary's stock. The Company had no interest income from temporary investments in 1995.

    Interest expense was $145,000 for the third quarter of 1996 as compared to $146,000 for the third quarter of 1995, a decrease of $1,000; and interest expense was $394,000 for the nine-month period ended September 30, 1996 as compared to $437,000 for the nine-month period ended September 30, 1995, a decrease of $43,000. The decrease is due to the reduction of outstanding interest-bearing debt in 1996 from 1995.

    The Company had a net loss of $1,882,000 for the three month period ended September 30, 1996 as compared to a net loss of $785,000 for the three month period ended September 30, 1995. The Company had a net loss of $4,305,000 for the nine month period ended September 30, 1996 as compared to a net loss of $2,508,000 for the nine month period ended September 30, 1995. The fluctuation in results have been described in the individual paragraphs above.

    On October 1, 1996, the Company (through one of its majority owned subsidiaries) acquired Advanced Sciences, Inc. ("ASI"), a privately-owned environmental engineering and consulting services company based in Albuquerque, New Mexico in exchange for 900,000 shares of the Company's Common Stock. ASI specializes in the identification, investigation, remediation and management of hazardous and mixed waste sites for industry and government.

Liquidity and Capital Resources

    The Company had a working capital of $22,760,000 on September 30, 1996 as compared to a working capital deficit of $752,000 at the beginning of the year. On June 28, 1996, the Company's formerly wholly-owned subsidiary, CAT, was successful in completing an initial public offering, and the Company continues to hold 69.3% common stock ownership. The completion of this offering resulted in net proceeds of approximately $30,568,000. Gross proceeds from the offering were $35,075,000 offset by underwriting discounts and non-accountable expenses of $3,858,000 and approximately $649,000 in transaction costs. The Company has invested the remaining proceeds in short term cash equivalent investments and anticipates using the proceeds to further the development of its various technologies and commercialize the technologies through joint ventures with partners.

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

                           PART II - OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)      Exhibits - none

                      (b)      Reports on Form 8-K -

                               A report on Form 8-K was filed by the Company on October 1, 1996 in connection with the acquisition of Advanced Sciences, Inc. and A.S. Environmental, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.

                                          (Registrant)

                                          By  ANDREW P. ODDI
                                            ------------------------------------
                                              Andrew P. Oddi - Vice President
                                              Finance and Administration

                                              (Principal Financial Officer)

Date: November 18, 1996