Form 10-K405
period 1996-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1997-04-15
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM______TO_______

                         COMMISSION FILE NUMBER 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     87-0275043
             (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

             150 EAST 58TH STREET, SUITE 3400, NEW YORK, NEW YORK       10155
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 308-5800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

SECURITIES REGISTERED TO PURSUANT SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 14, 1997, (a) 58,014,368 shares of the registrant's Common Stock, par value $.01 per share, were outstanding, (b) 21,840,318 shares of Common Stock were held by non-affiliates, and (c) the aggregate market value of shares of Common Stock held by non-affiliates was $29,331,547 based on the closing bid price of $1.343 per share on March 14, 1997.


                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



                                     PART I

                                                                                                    Page
         Item 1.   Business..........................................................................1

         Item 2.   Properties........................................................................20

         Item 3.   Legal Proceedings.................................................................21

         Item 4.   Submission of Matters to a Vote of Security Holders...............................21

                                      PART II

         Item 5.   Market and Registrant's Common Equity and Related Stockholder Matters.............22

         Item 6.   Selected Financial Data...........................................................23

         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operation.........................................................................24

         Item 8.   Financial Statements and Supplementary Data.......................................28

         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure........................................................................28

                                     PART III

         Item 10.  Directors and Executive Officers of the Registrant................................29

         Item 11.  Executive Compensation............................................................32

         Item 12.  Security Ownership of Certain Beneficial Owners and Management....................36

         Item 13.  Certain Relationships and Related Transactions....................................37

                                      PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................40


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Commodore Environmental Services, Inc. (the "Company"), through its 69.3% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied"), is primarily engaged in the development of a variety of environmental technologies for the destruction of hazardous materials and the separation and recovery of metals, organics and other chemical compounds. Such activities are primarily conducted through the following entities:

- COMMODORE ADVANCED SCIENCES, INC. ("CAS"), a wholly owned subsidiary of Applied, uses a patented non-thermal, portable and scalable process known as SET(TM) for treating and decontaminating soils and other materials and surfaces containing PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. Based on the results of laboratory testing, SET(TM) also appears capable of neutralizing substantially all known chemical weapons materials and warfare agents.

         - ADVANCED SCIENCES, INC. ("ADVANCED SCIENCES"), a wholly owned subsidiary of CAS, provides a full range of environmental, technical and remediation services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the U.S. Department of Defense and Energy, and to private companies located in the United States and abroad.

- COMMODORE SEPARATION TECHNOLOGIES, INC. ("SEPARATION"), an 87% owned subsidiary of Applied, has developed a separation technology and recovery system known as SLM(TM) for the purpose of separating a variety of metals, chemical compounds, nuclear by-products and other contaminants from liquid and gaseous feedstreams.

         - COMMODORE CFC TECHNOLOGIES, INC. ("REFRIGERANT"), a wholly owned subsidiary of Applied, is applying certain environmental technologies to the destruction, separation and recycling of CFCs and other ozone-depleting substances.

         The Company believes that its chemical processes and technologies offer a safe, efficient and cost-effective alternative to traditional methods for the separation, destruction and disposal of toxic substances and other compounds, which can be utilized in a wide variety of industrial, military and other applications. The Company is currently in the process of introducing these processes and technologies on a commercial scale. In July 1996, Applied successfully completed an initial public offering of its equity securities from which it received net proceeds of approximately $30.5 million. In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.7 million.

         The Company was reincorporated in the State of Delaware in August 1988. The principal executive offices of the Company are located at 150 East 58th Street, Suite 3400, New York, New York 10155, and its telephone number is (212) 308-5800.

RECENT DEVELOPMENTS

         ACQUISITION OF ADVANCED SCIENCES, INC.

         Effective October 1, 1996, Applied completed the acquisition of all of the outstanding shares of capital stock of Advanced Sciences. Advanced Sciences, together with its subsidiaries, provides a full range of environmental and technical services, including identification, investigation, remediation and management of hazardous and mixed waste sites, to government agencies, including the U.S.Department of Defense and Energy, and to private companies located in the United States and abroad. In consideration for all of the outstanding shares of capital stock of Advanced Sciences, the former shareholders of Advanced Sciences received an aggregate of 450,000 shares of common stock, par value $.001 per share, of Applied.

         ACQUISITION OF A.S. ENVIRONMENTAL, INC.

         Effective October 1, 1996, Applied also completed the acquisition of all of the outstanding shares of capital stock of A.S. Environmental, Inc., a Delaware corporation ("ASE"). ASE, a newly formed entity with no history of operations, had an option to purchase all of the outstanding capital stock of Advanced Sciences and was acquired by Applied for the purpose of enabling Applied to effect its acquisition of Advanced Sciences. The former shareholders of ASE received, in consideration for all of the outstanding shares of capital stock of ASE, an aggregate of 450,000 shares of common stock, par value $.001 per share, of Applied.

         SALE OF COMMODORE SEPARATION TECHNOLOGIES, INC. AND COMMODORE CFC TECHNOLOGIES, INC.

         Effective as of December 2, 1996, the Company sold (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant to Applied, as part of a corporate restructuring of the Company to consolidate all of its current environmental technology businesses with Applied. In addition, the Company assigned to Applied outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by the Company to Separation, which Applied has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to Applied, Applied paid the Company $3.0 million in cash and, subject to compliance with any applicable stockholder approval or notice requirements, will issue to the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of common stock, par value $.001 per share, of Applied, at an exercise price of $15.00 per share, valued at $2.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

BUSINESS OPERATIONS

         COMMODORE ADVANCED SCIENCES, INC.

         The Company, through CAS, has developed and intends to commercialize its patented process known as SET(TM). Based on the results of its extensive testing, the Company believes that SET(TM) is capable of effectively treating and decontaminating soils and other materials, including sludges, sediments, oils and other hydrocarbon liquids, metals, clothing and porous and non-porous structures and surfaces, by destroying PCBs, pesticides, dioxins, chlorinated substances and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines. The Company also believes that, based on the results of additional tests, SET(TM) appears to be capable of neutralizing substantially all known chemical weapons materials and warfare agents and of concentrating certain radioactive wastes for more effective disposal. Tests of SET(TM) have been conducted since 1989 and have been financed to date principally from borrowings and investments from the Company. SET(TM) is based upon solvated electron chemistry, in which solvents such as anhydrous liquid ammonia are mixed with various base metals to produce a solvated electron solution.

         SET(TM)

         The SET(TM) technology mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). Applied has demonstrated that SET(TM) can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET(TM) has treated soils containing up to 10,000 parts-per-million (ppm) of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET(TM) has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET(TM) process can be used in conjunction with selected post-treatment processes suc hthat no hazardous or toxic residues will result from the use of SET(TM), nor will there be any toxic emissions into the air, water, soils or other surfaces. By example, most contaminated soils treated with SET(TM) can (subject, in some instances, to reblending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

         Equipment utilized in the SET(TM) process consists of tanks, pumps and piping to handle anhydrous ammonia and other solvents in liquid and vapor forms, and reactor vessels for holding contaminated materials and for the introduction of solvating solutions. The system can be transported to field sites and configured in numerous sizes.

         The SET(TM) process requires placing the contaminated materials into a reactor where they are mixed with a solvent and charged with a base metal. The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide, and non-halogenated inert organics. The ammonia within the reactor is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as the solute for the solvated electron solution.

         EPA Nationwide Permit and Testing Results

         In order to treat PCBs within the United States on all non-Superfund sites, the treating entity must obtain a permit from the United States Environmental Protection Agency ("EPA"). Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET(TM) was demonstrated to the EPA in order to obtain a Nationwide Permit for PCB Disposal (the "Nationwide Permit"). In March 1996, the EPA issued the Nationwide Permit to Applied, which Applied then transferred to CAS effective December 1, 1996. The Nationwide Permit allows CAS to use SET(TM) on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment the Nationwide Permit allows CAS to treat PCB-contaminated metallic surfaces. The Nationwide Permit only covers the destruction of PCBs in soils and on metallic surfaces.

         Based on currently published lists of EPA national operating permits, the Company believes that CAS possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only CAS is permitted to remediate PCB-contaminated soils and metallic surfaces. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

         The Nationwide Permit became effective on March 15, 1996, expires on March 15, 2001, and may be renewed subject to providing any requested additional information to the EPA at the time of renewal. The Nationwide Permit imposes certain continuing obligations on CAS, including notification of all job sites, periodic reporting to the EPA as to activities at the job sites, prior notification to and approval by the EPA with respect to any single-site centralized remediation facility that CAS may seek to establish, and certain restrictions on the disposal of by-products from the use of SET(TM). The Nationwide Permit further specifies that CAS must continue to comply with all otherwise applicable federal, state and local laws regarding the handling and disposition of hazardous substances.

         In more than 1,000 tests using SET(TM), various high levels of PCB contamination were reduced to levels approaching non-detectable, with the destruction process occurring in a matter of minutes. The following table is a summary of the results of those tests.

                                                                            PCB LEVEL
                                                    ----------------------------------------------------------
          SOIL TYPE/MATERIAL                        BEFORE TREATMENT                         AFTER TREATMENT
          ------------------                        ------------------                       -----------------

                                                        High PCBs
                                                        ---------
         Clay                                            290 ppm                            less than one ppm
         Organic                                         660 ppm                            less than one ppm
         Sandy                                          6,200 ppm                           less than one ppm
         Oil                                           250,000 ppm                          less than one ppm
                                                        Low PCBs
                                                        --------
         Clay                                            29 ppm                             less than one ppm
         Organic                                         83 ppm                             less than one ppm
         Sandy                                           130 ppm                            less than one ppm



         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET(TM) will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

         In September 1995 and December 1995, Geomet, an independent surety laboratory licensed by the U.S. government, conducted two series of laboratory tests on SET's ability to neutralize chemical weapons materials and warfare agents. Such tests, conducted on a small scale, demonstrated destruction efficiencies of more than 99.99999% on nerve agents and chemical mustards. Such tests are not necessarily indicative of results that would be obtained from testing on a larger scale. CAS is continuing to test SET(TM) on chemical weapons by-products, as well as on larger quantities of these chemical weapons materials.

         Competitive and Operational Aspects of SET(TM)

         Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal approaches, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities. The Company believes that SET(TM) represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials. The Company believes that SET(TM) is more effective than incineration and other destruction methods for toxic substances in that:

         - SET(TM) does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

         - SET(TM) is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

         - SET(TM) equipment can be customized and configured to address various treatment applications;

         - SET(TM) has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory;

         - SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

         - SET(TM) equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes on line as a continuation of the manufacturing process; and

         - SET(TM), when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal.

         The Company believes that SET(TM) is the only technology currently available which possesses all of these features and is capable of treating a wide variety of contaminants.

         Joint Ventures

         Teledyne Environmental Joint Venture. On August 6, 1996, Commodore Government Environmental Technologies, Inc. ("Commodore Government"), a wholly owned subsidiary of Applied at the time (now a wholly owned subsidiary of CAS), entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental") as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Commodore Government and Teledyne Environmental each own one-half of the venture. Teledyne Environmental is a major provider of contract services to the Department of Defense and to the Department of Energy. The purpose of the joint venture, known as "Teledyne-Commodore, LLC," a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, chemical weapon, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET(TM) process.

         Each of Commodore Government and Teledyne Environmental owns 50% of the equity, profit and losses of the joint venture company, and have each budgeted initial capital contributions of approximately $2.0 million. Under the terms of the joint venture, Commodore Government's role concentrates on engineering and site operations relating to the SET(TM) process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning. In addition, each of the parties will jointly coordinate the engineering, construction, installation and decommissioning of the SET(TM) process controls and monitoring instrumentation.

         CAS has licensed SET(TM) and corresponding know-how to the joint venture. In exchange, CAS received ownership of one-half of the joint venture which will benefit from Teledyne's extensive experience in government contracting, particularly with the United States Military and the Department of Energy, its extensive experience in engineering and design, and its worldwide contacts. CAS also licensed the SET(TM) process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army with a contract value of up to $250 million. Under the terms of such license, CAS receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract.

         Proposed New Bedford Harbor Project. The New Bedford, Massachusetts harbor and waterfront area contains some of the highest concentration of PCBs in the nation and in 1982, this 18,000-acre site was placed on the EPA's Superfund national priorities list. The contaminated sediments and sludges from this site were to be disposed of by incineration. However, public and political opposition related to the risks associated with incineration has caused the EPA to halt these plans.

         In March 1996, Applied and TriRex Consulting Company, an environmental project management company ("TriRex"), submitted a proposal for a competing feasibility study under which SET(TM) would represent the enabling stand-alone technology for the destruction of PCBs at the site, with TriRex providing monitoring services. Applied and its possible working partner have not, as yet, been awarded a follow-up contract with respect to the New Bedford Harbor Project.

         Proposed Sverdrup Joint Venture. Applied and Sverdrup Corporation ("Sverdrup") have entered into a non-binding memorandum of understanding to establish one or more joint ventures or related arrangements to utilize SET(TM) as the enabling technology for the decontamination of PCBs and other toxic substances on a variety of Superfund sites. Applied has conducted extensive discussions with Sverdrup whereby SET(TM) would be marketed through Sverdrup primarily to governmental agencies such as the EPA (for clean-up of Superfund and other sites) and branches of the United States armed forces. Applied and Sverdrup have also jointly responded to a request for proposal ("RFP") from the Department of the Navy in respect of an alternative method of decontaminating various naval installations in the United States.

         Sharp & Associates. Applied has entered into a non-binding memorandum of understanding with Sharp & Associates, Inc., a Columbus, Ohio-based consulting and remediation company ("Sharp"), to explore the applicability of SET(TM) to the remediation of dioxin-contaminated soils. The memorandum of understanding contemplates that Applied and Sharp will jointly approach owners of dioxin-contaminated sites with proposals to demonstrate the applicability of SET(TM) to the remediation of soils at such sites. The Company believes that a successful demonstration could result in additional opportunities for the use of SET(TM).

         ADVANCED SCIENCES, INC.

         Advanced Sciences is a national environmental consulting firm that provides specialized technical and project management products and services primarily to government-sector clients, including the U.S.Department of Energy ("DOE") and Department of Defense ("DOD"), and also to private-sector domestic and foreign industrial clients. Advanced Sciences offers its clients almost 20 years' experience in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of eight offices located in six states, with its principal executive offices located in Albuquerque, New Mexico.

         CAS plans to incorporate its process technology into the products and services offered to Advanced Sciences's customers, with a view to increasing the quality and scope of services offered and providing CAS with an existing customer base for its technology.

         Services

         Advanced Sciences' analytic and scientific abilities enable it to become involved in environmental issues and problems at their outset. Initially, Advanced Sciences provides its clients with a broad outline of the types of environmental problems, health risks and liabilities associated with a particular activity. Advanced Sciences also conducts environmental audits and assessments, underground storage tank site investigations, remedial investigations/feasibility studies, environmental impact assessments, and statements and studies to identify any potential environmental hazards.

         Having already established a competitive market position in the consulting and front-end analysis phase, Advanced Sciences has been able to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches which may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its clients' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to key technologies that can help minimize waste, reduce costs and improve the quality of a finished product. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

         Significant Contracts

         Advanced Sciences has contracts in place that extend beyond the year 2000 with remaining funded and unfunded ceilings of over $130,000,000. Certain of the contracts Advanced Sciences has been awarded within the last 18 months include: (i) a $15,000,000, five-year environmental restoration/waste management contract for Lockheed-Martin at its facilities in Oak Ridge, Tennessee; (ii) a $52,000,000, five-year technical and management support contract for the DOE facility located in Carlsbad, New Mexico; and (iii) a $10,000,000, five-year environmental remediation contract for Westinghouse Savannah River Corp. Advanced Sciences' contract base is national in scope (from Washington, D.C. to Richland, Washington), and encompasses a wide variety of services, clients and industries.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         The Company, through Separation, has developed and intends to commercialize a separation technology and recovery system, known as SLM(TM). Based on the results of more than 100 laboratory and other tests to date, the Company believes that SLM(TM) can separate and recover chromium, cadmium, silver, mercury, platinum, lead, zinc, nickel, trichlorethylene, polychlorinated biphenyls, methylene chloride, amino acids, antibiotics, radionuclides, and other organic and inorganic targeted substances from liquid or gaseous feedstreams. SLM(TM) utilizes a process whereby a contaminated liquid or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to disposal.

SLM(TM) is distinguishable from other existing forms of membrane filtration technology in that it:

         -        requires low initial capital costs and low operating costs;

         - has the capability of treating a wide variety of elements and compounds in a wide variety of industrial settings at great speed and with a high degree of effectiveness, in a wide range of contaminant concentrations, volume requirements and other variables;

         - is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

         - can selectively extract target substances, while extracting substantially fewer unwanted substances;

         - can typically operate on-site and in less space than competing technologies;

         - can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

         - has the capability, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream.

                  In August 1996, Separation completed an on-site demonstration of SLM(TM) for the decontamination of chromium-contaminated groundwater at the Port of Baltimore, Maryland. During this demonstration, a SLM(TM) unit, in a single feedstream pass-through, reduced the contamination level of chromium from over 630 parts per million (ppm) to less than one ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation has since completed additional on-site demonstrations of SLM(TM) at the Port of Baltimore with similar results. Due to the success of such demonstrations, in February 1997 the State of Maryland informed Separation that it will recommend including the SLM(TM) process as an eligible technology in the bid specifications to remediate the groundwater at the Port of Baltimore. Based on management studies and discussions with metals industry executives, the Company believes that SLM(TM) represents a significant technological advancement in the area of environmental remediation as the only technology capable of on-site chromium removal and recovery that enables effluent discharge without additional treatment.

                  In September 1996, Separation installed a commercial scale prototype SLM(TM) unit at a Columbus, Ohio metal plating company. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. Separation continued to operate this SLM(TM) unit for three months to process nickel and zinc effluent streams containing concentrations of 200 to 400 ppm, and the unit has consistently reduced the contaminant levels to 1 to 5 ppm. The decontaminated process effluent stream is being recycled into the plating line rinse tanks, saving the plating company its normal consumption of make-up water at a rate of five gallons per minute.

                  In January 1997, Separation entered into a license agreement with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a DOE national laboratory ("Oak Ridge"). Under the terms of the agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology can be used to remediate nuclear waste tanks stored at the U.S. Department of Energy's atomic energy plants in Rocky Flats, Colorado, Idaho Falls, Idaho, Paducah, Kentucky, Weldon Springs, Missouri, Frenchman Flat, Nevada, Los Alamos, New Mexico, Aiken, South Carolina, Oak Ridge, Tennessee, Pantex, Texas and Hanford, Washington, and intends to pursue such opportunities through Separation. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

                  Separation intends to pursue collaborative joint working and marketing arrangements with, or acquisitions of or investments in, companies that have a presence in target markets and those that focus on obtaining environmental remediation projects, including clean-up of harbors, groundwater and nuclear waste sites. Advanced Sciences will help market SLM(TM) to the DOE and DOD. Separation has entered into memorandums of understanding for proposed working arrangements with TBE and Sverdrup, and is bidding on certain projects.

         SLM(TM)

                  Although SLM(TM) uses the same basic principles as other membrane separation technologies, the Company believes that SLM(TM) represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLM(TM) acts by separating and extracting the targeted material(s) from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a wide variety of elements and compounds in a wide variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size, volume requirements and other variables. The Company also believes that SLM(TM) is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLM(TM) membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

                  SLM(TM) involves injecting a contaminated liquid or gaseous feedstream into the Separation-designed fibrous membrane unit or module. This module is previously loaded with a series of proprietary chemicals whose composition will vary depending on the types of compounds in the feedstream. As the feedstream enters the membrane unit, the metal or other substance to be extracted reacts with the proprietary chemical solution in the fibrous membrane, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to disposal, or disposal may need to be made in a regulated manner. The Company believes that SLM(TM) can be utilized for the separation and recovery of chromium, cadmium, silver, mercury, platinum, lead, zinc, nickel, trichlorethylene, polychlorinated biphenyls, methylene chloride, amino acids, antibiotics, radionuclides, and other organic and inorganic substances.

                  The typical SLM(TM) module is cylindrical in shape and can be situated on a surface or in an area the size of a desktop. The module casing is typically constructed of plastic and contains the microporous fiber membrane through which the target element or compound is separated from the contaminated feedstream. At one end of the module, there is attached a set of pumps and tubing that feeds the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and tubing are attached to feed and recycle the strip solution which concentrates the contaminant that is being deposited continuously by Separation's proprietary chemicals resident in the membrane, and discharge tubing or piping is attached at the other end of the module, to carry away the separated concentrated metal solution or other compound, and the wastewater and other non-reusable by-product. Separation plans to produce a range of modules that will precisely conform to the customer's requirements for volume and capacity, and thus accommodate the available space in the customer's facility. Separation also formulates the active chemical compound for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will operate the equipment and, using computer data links, Separation will monitor the equipment and process while in operation.

         Laboratory and Other Test Results

                  In more than 100 laboratory and other tests to date, SLM(TM) has demonstrated the ability to successfully separate a variety of metals and other substances from liquid and gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                                              APPLICABLE
MATERIAL                        BEFORE TREATMENT                 AFTER TREATMENT                           FEDERAL GUIDELINE
--------                        ----------------                 ---------------                           -----------------
Metals:

     Zinc                       1,000 ppm                        Less than 2 ppm (after 30 minutes)     Less than 2 ppm

     Nickel                     3,200 ppm                        Less than 1.6 ppm (after 30 minutes)   Less than 2 ppm

     Chromium (hexavalent)      630 ppm                          0.03 ppm (field test)                  0.05 ppm

     Aluminum                   195 ppm                          100 ppm (after 15 minutes)             30 ppm

     Silver                     177 ppm                          1 ppm                                  Less than 2 ppm

                                                                                                              APPLICABLE
MATERIAL                        BEFORE TREATMENT                 AFTER TREATMENT                           FEDERAL GUIDELINE
--------                        ----------------                 ---------------                           -----------------
Organics:

     Phenol                     10,000 ppm                       Less than 10 ppm                       Less than 30 ppm

     Nitrophenol                10,000 ppm                       Less than 10 ppm                       Less than 30 ppm

Biochemicals:

     Phenylalanine              5,000 ppm                        Less than 10 ppm                       Less than 30 ppm

Radionuclides:

     Cesium                     10 ppm                           Less than 5 parts per billion (ppb)    Less than 10 ppb

     Rhenium                    5 ppm                            Less than 5 ppb                        Less than 10 ppb

Anions:

     Nitrates                   62,000 ppm                       Less than 100 ppm                      Less than 10 ppm

                  All of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to Separation's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by Separation have been independently verified.

         Commercialization and Marketing Strategy

                  During the initial commercialization phase, Separation expects to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, Separation expects to supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, Separation may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. Separation also expects to obtain revenues through servicing the SLM(TM) equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, Separation intends to charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, Separation's ongoing charges may be based on the volume of materials processed. Although Separation plans to focus its initial marketing efforts on domestic businesses, Separation will also be prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

                  In specific industries and for specific applications, Separation intends to emphasize and exploit the following attributes of SLM(TM).

         Metals Separation and Recovery. Separation's initial marketing efforts will be in the industrial sector, in which the separation and recovery of metal-bearing liquid solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which no previous technology was available to effect proper separation.

                  In September 1996, Separation installed a commercial scale SLM(TM) unit on-line at Plating Technology Inc., a Columbus, Ohio metal plating company ("PTI"). The unit operated in a batch and on a continuous mode for three months, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations varying from 100 to 1,000 ppm. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. Separation's own data indicate that, in ongoing use on effluent streams containing nickel and zinc concentrations of 200 to 400 ppm, this SLM(TM) unit has consistently reduced the level of contaminants to 1 to 5 ppm. The decontaminated process effluent stream is being recycled into PTl's plating line rinse tanks, saving PTI its normal consumption of make-up water at a rate of five gallons per minute.

                  Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technology in this area is precipitation, which generates a metallic sludge by-product requiring further treatment prior to landfill disposal. By contrast, SLM(TM) does not generate harmful metallic sludges, and instead enables nearly 100% process water recycling, while also enabling recovery of valuable raw materials. As costs of environmental compliance continue to mount, the Company expects SLM(TM) to become a preferred alternative to existing metals separation methods.

         Gas Separation. The SLM(TM) equipment and technology can also be utilized to separate and recover valuable gases (such as nitrogen) from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has drawbacks, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLM(TM) process is predicted to overcome these drawbacks by yielding relatively pure nitrogen in a low-energy, low capital cost process conducted at ambient temperature and pressure. Separation has prepared a proposal for a prototype unit for the production of high-purity nitrogen for use in food processing, but has not otherwise developed a strategy or targeted a market for commercialization of the gas separation application.

         Organics Separation and Recovery. As of August 1, 1996, based on market data compiled by Separation, there were more than 10,000 organic chemical industry companies operating in the United States. These companies generate significant volumes of waste process streams, including mixed organic/non-organic streams. SLM(TM) has been demonstrated to have significant capabilities in the separation and recovery of a variety of contaminants, including phenol and nitrophenol (a phenolic derivative), and the Company believes that such capabilities, although untested, extend to other organic chemicals such as volatile organic compounds, petrochemicals, other phenolic derivatives, olefin alkanes and acid gases.

         Currently, the primary technology utilized in this area is activated carbon treatment. Like the other slow biological treatment processes utilized in this area, the by-products are often more toxic than the original compound. Separation intends to demonstrate to chemical manufacturers that SLM(TM) is effective in dealing with the wide variety of contaminants generated by these businesses, and that use of SLM(TM) will substantially reduce the environmental risks and costs associated with traditional separation methods.

         Biochemicals Separation and Recovery. SLM(TM) has also been demonstrated to have significant capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid), and the Company believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and Separation intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLM(TM).

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

         Environmental Remediation and Restoration. The Company believes that SLM(TM) has significant potential for application to environmental remediation and restoration. Separation is currently involved in pilot projects for the decontamination of water in the Port of Baltimore. In the case of a project such as the Port of Baltimore project, it is expected that the remediating technology will be applied continuously over a period of many years, until the subject contamination (in the case of Baltimore, chromium leaching from underlying soil into the aquifer) has been demonstrated to have been abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLM(TM) has the attributes of low initial capital costs, low operating costs and the ability to recover heavy metals, organic chemicals and varied volatile organic compounds for reuse.

         In August 1996, Separation completed an on-site demonstration of SLM(TM) for the decontamination of water in the Port of Baltimore. During seven hours of operation, a single SLM(TM) unit, in a single pass-through of feed-stream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the concentration level to 0.7 ppm, slightly above the federal guidelines for unregulated discharge of total chromium. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation returned to Baltimore in February 1997 at the invitation of the Port and Maryland Environmental Service. During this demonstration, over 2000 gallons of the same feedstream used in the first demonstration was processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland informed Separation in February 1997 that it will recommend including the SLM(TM) process as an eligible technology in the bid specifications to remediate the groundwater at the Port of Baltimore. The Company believes that compliance with the federal guideline can be achieved either by refinement of chemical formulation or process procedure, by dilution of the processed water with a small amount of uncontaminated water, or by passing the processed water through a larger or supplemental SLM(TM) unit. The Company believes that the same process is capable of achieving comparable results in the same time period on substantially greater volumes of contaminated water, either by increasing the flow of feedstream into the membrane, by configuring and utilizing a larger module, or by installing and operating additional modules. As indicated above, this demonstration was performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a larger scale.

         To speed its entry in this market, Separation intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility. Although Separation has entered into memorandums of understanding with several such companies, Separation has not to date entered into any definitive agreements or received any firm contract awards.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons, testing and energy. SLM(TM) has been demonstrated to have significant capabilities in the separation of radionuclides such as cesium, technetium and rhenium, and the Company believes that such capabilities, although untested, extend to most of the other compounds found at such sites. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years.

         This element of the market is a significant subcategory of the general environmental remediation that can be undertaken with SLM(TM). In addition to low initial capital costs and low operational costs, SLM(TM) has the advantage of cost-effectively separating both dissolved mixed waste and radionuclides, and allowing separate handling and disposal of both hazardous waste types. Separation anticipates pursuing this market area in collaboration with ASI and other established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility. Neither Separation nor any of its collaborative partners have been awarded any contracts to use SLM(TM), and there can be no assurance as to whether or when any such contracts may be obtained.

         In January 1997, Separation entered into a license agreement with Lockheed Martin, manager of Oak Ridge (the "Lockheed License Agreement"). Under the terms of the Lockheed License Agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Separation also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, Separation made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay, commencing in the third year of the Lockheed License Agreement, a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, Separation has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty, of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by Separation, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent recently filed jointly by Separation and three colleagues of Srinivas Kilambi, Ph.D., Separation's Vice President-Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government -- approved techniques including long-term storage. The Company believes that this technology can be used to remediate nuclear waste tanks stored at the DOE's atomic energy plants in Rocky Flats, Colorado, Idaho Falls, Idaho, Paducah, Kentucky, Weldon Springs, Missouri, Frenchman Flat, Nevada, Los Alamos, New Mexico, Aiken, South Carolina, Oak Ridge, Tennessee, Pantex, Texas and
Hanford, Washington, and intends to pursue such opportunities through Separation. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

         COMMODORE CFC TECHNOLOGIES, INC.

         Through Refrigerant, the Company has developed and patented a process which, in test applications of limited quantities of CFCs has been able to separate mixtures of refrigerants so that they can be returned to productive use at purity levels meeting industry standards. An example of the benefit of this process involves automobile air conditioners. EPA econometrics models predict that, by the end of 1996, there will be over 120,000,000 cars in the United States alone that will still rely on dichlorodifluoromethane, also known as freon ("R- 12"), as the refrigerant in their systems. Based on test results to date, it appears that Refrigerant's process can provide the required stocks of R-12 economically through its patented separation process.

         Refrigerant Technology

         Refrigerant's CFC separation and destruction technologies may be a solution to a rapidly growing worldwide problem for which an economic and effective alternative is not otherwise known to be available. The Refrigerant process employs fundamental chemical principles in novel combinations to deal with two aspects of the CFC problem:

         1. The technology has separated mixtures of CFCs that have become cross-contaminated during use, thereby returning acceptable purity, high-valued CFCs to economic and productive use, and

         2. The technology has also destroyed low-value CFCs, and mixtures thereof, that do not merit recycling. This is done using SET(TM), which is believed to have considerable cost advantage over alternative destruction processes.

         To date, the separation and destruction technologies have proven effective in test applications of significant quantities of CFCs. The Company has begun to place the technologies into commercial-scale use and application.


         Joint Ventures

         Refrigerant received an exclusive, worldwide license from Applied for the SET(TM) technology for use relating to destruction of refrigerants. See "Intercompany License" below. Refrigerant also owns a selective refrigerant destruction technology based on its aqueous process for which patents are pending. In addition to these technologies, Refrigerant, through its wholly-owned subsidiary, Commodore Refrigerant Technologies, Inc. ("CORT"), has acquired an interest in a refrigerant separation technology owned by Climate Supply (Atlantic) Inc. ("Climate Supply"), a Canadian corporation located near Halifax, Nova Scotia. Climate Supply owns patented equipment and a patented process which separates refrigerants by the "fractional distillation" method. The fractional distillation technology separates gases, including refrigerants, through temperature and pressure differentials. On September 1, 1996, CORT entered into a joint venture with Climate Supply. The joint venture, which is known as CORTCLIMATE, LLC ("CORTCLIMATE"), is owned one-half by CORT and one-half by Climate Supply, and is organized as a Delaware limited liability company.

         CORT has licensed to the joint venture the SET(TM) process for refrigerant destruction and the aqueous technology for selective refrigerant destruction. Climate Supply has licensed its fractional distillation technology for separating refrigerants to the joint venture. The purpose of the joint venture is to pursue, with certain limited territorial exceptions, worldwide refrigerant destruction, selective destruction and separation based on the SET(TM) process, the aqueous technology and Climate Supply's fractional distillation technology.

         On September 17, 1996, CORTCLIMATE entered into a series of agreements with Refrigerant Products Limited of Manchester, England ("RPL"), pursuant to which CORTCLIMATE sold fractional distillation refrigerant separation equipment to RPL on a restricted basis and licensed the fractional distillation technology to RPL throughout the United Kingdom in exchange for a royalty equivalent to 50% of the net profits. The equipment recently was shipped to England where it is expected to undergo brief operational trials before entering full-scale commercial operations.

         On August 1, 1996, CORTCLIMATE entered into a License and Processing Agreement with North East Separation Technologies, LLC ("North East") pursuant to which CORTCLIMATE licensed fractional distillation refrigerant separation equipment. In return, North East agreed to process mixed refrigerant supplied to it by CORTCLIMATE and obtained by itself for a specified fee. CORTCLIMATE expects to profit from the difference between the fees it receives for processing mixed refrigerant and the fee it pays North East for processing it, as well as from the fee it will receive from refrigerants obtained directly and processed by North East.

         CORTCLIMATE is currently negotiating with a number of other companies throughout the United States and throughout the world to establish refrigerant processing centers where used refrigerant can be destroyed, selectively destroyed or separated based on the SET(TM), aqueous and fractional distillation separation technologies. Refrigerant believes that international business arrangements are likely to resemble the RPL business arrangement and that U.S. business arrangements are likely to resemble the North East business arrangement.

         On February 6, 1997, CORTCLIMATE entered into a series of agreements with Solvents Australia (Pty.) Limited ("Solvents Australia") pursuant to which CORTCLIMATE sold fractional distillation refrigeration separation equipment to Solvents Australia on a restricted basis and licensed the fractional distillation technology to Solvents Australia for the use throughout Australia in exchange for a royalty ranging from 4-1/2% to 9% of net sales of products and processes attributable to the use of the fractional distillation technology in a refrigerant separation business owned and operated by Solvents Australia, plus a 50% interest in the net profits earned by the Solvents Australia refrigerant separation business. The business arrangement is in full-scale commercial operation.

INTELLECTUAL PROPERTY

         COMMODORE ADVANCED SCIENCES, INC.

         CAS has seven United States patents which issued between 1987 and 1996, and which relate to SET(TM), electrochemistry of halogenated organic compounds, separation and destruction of CFCs and decontamination of soils containing mercury and radioactive metals. CAS also has one Canadian patent relating to its SET(TM) technology and is in the process of prosecuting one patent in Japan on such technology. CAS has filed five additional United States patent applications relating to separation and destruction of CFCs and removal of heavy metals from soil. In November 1995, Applied filed a provisional patent application relating to the destruction of chemical warfare agents. CAS is pursuing foreign patent protection where it deems appropriate.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         Separation has filed one United States utility patent application and two United States provisional patent applications covering the principal features of its SLM(TM) technology. One provisional patent application covers the joint inventions of Dr. Kilambi and Lockheed Martin, and a corresponding utility patent application containing the specific patent claims is expected to be filed in the near future. Separation may also pursue foreign patent protection where it deems appropriate.

         COMMODORE CFC TECHNOLOGIES, INC.

         Refrigerant has one patent and one patent filing as of the date of this Annual Report, and Refrigerant is licensed to utilize SET(TM) for CFC applications.

INTERCOMPANY LICENSE

         CAS has granted to Applied and its subsidiaries (other than CAS and its subsidiaries) the exclusive world-wide right (with the right to sublicense) to make, use, sell and exploit, for itself or jointly with other third parties, in all domestic and international markets and for all applications, all of the inventions and technology under all patents, discoveries, technology and other intellectual property now or hereafter owned or otherwise possessed by CAS in connection with SET(TM); provided that such license expressly limits the licensees' rights to the licensed patents and technology to the destruction of CFCs and other ozone-depleting substances. It is contemplated that subsidiaries of CAS will render services in the future to Applied in respect of Refrigerant's business.

COMPETITION

         COMMODORE ADVANCED SCIENCES, INC.

         CAS anticipates that the initial market for commercial private sector applications of SET(TM) will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom, including Molten Metal Technology, Inc., have substantially greater financial and other resources than CAS. Although CAS believes that it possesses the only Nationwide Permit for destroying PCBs, any one or more of CAS's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by CAS. To the extent that CAS's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, CAS's ability to compete effectively could be adversely affected.

         The domestic and international governmental public sector of the market is dominated by many large multinational corporations who are presently engaged in providing incineration and other conventional technologies in decontaminating chemical weapons and warfare agents, concentration of nuclear wastes and the decontamination of military vessels and other hardware. These competitors include Raytheon Corporation (the current general contractor for the Johnston Atoll incinerator), EG&G, Inc. (the general contractor for the Tooele Army Depot), Mason and Hanger (the general contractor for the Newport News naval facility), Waste Management Corporation (a bidder for domestic "large burial" stockpile weapons decontamination), and others, including Browning-Ferris Industries, Inc., Jacobs Engineering, Inc., Fluor Daniel Corporation and Lockheed Martin Marietta Corporation. All of these corporations have substantially greater financial, personnel and other resources than CAS. In addition, many prospective users of SET(TM) have already committed substantial resources to other forms of environmental remediation technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, catalytic electrochemical oxidation and supercritical wet oxidation.

         CAS believes that its ability to compete in both the commercial private and governmental public sectors is dependent upon SET(TM) being a superior, more cost-effective method to achieve decontamination of a variety of materials.

         ADVANCED SCIENCES, INC.

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its spending level for environmental services to approximately $11.2 billion by 1999. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environment services to the DOE and DOD.

         External developments and forces affecting Advanced Sciences include competition from its competitors, as well as demographic and technological trends that influence the composition and needs of its customer base and the usefulness and competitive position of its services. In addition, in order to maintain its position in its market, Advanced Sciences must be able to respond to economic trends and regulatory actions that affect the usefulness and accessibility of its services and control its costs of doing business.

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill, and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector include Tetra Tech, The Earth Technology Corp., Dames & Moore and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are (i) its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and
(ii) its ability to control its costs of doing business.

         In an effort to maintain its competitive position, Advanced Sciences has developed a solid infrastructure, acquired a qualified professional staff, and developed aggressive marketing objectives to provide hazardous waste management and environmental sciences to the DOE, DOD and private sector industrial clients. Advanced Sciences' believes its competitive position with the DOE and DOD is enhanced by the physical proximity of its plants to DOE and DOD sites, its skilled professional staff, prior project experience with the DOE and DOD, numerous existing multi-year contracts with the DOE and DOD, integrated services, and high quality performance.

         COMMODORE SEPARATION TECHNOLOGIES, INC.

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLM(TM) is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLM(TM) process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than the Company. Although the Company believes that SLM(TM) has substantial advantages over all other known separation technologies, any one or more of the Company's competitors, or other enterprises not presently known, may develop technologies which are superior to SLM(TM). To the extent the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Company's ability to compete effectively could be materially adversely affected. The Company believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLM(TM) being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLM(TM) is a technical and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to successfully compete.

         COMMODORE CFC TECHNOLOGIES, INC.

         The Company believes that the market for CFC separation, selective destruction, and full destruction will continue to be fragmented due to existing technologies in the marketplace and inconsistent supplies of products to be separated and destroyed. In the case of full destruction, incineration is the main competition. In several countries, incineration is not permitted, which gives the SET(TM) technology an operating advantage. In the area of CFC separation, the Company believes that Refrigerant holds one of the most efficient and portable technologies in the world for the effective separation of CFCs and Halons. Although several companies have entered into this market in the past 12 months with other forms of non-portable technology, Applied and its joint venture partners believe the mobility and ease of use of Refrigerant's technologies make them more attractive then the alternatives in the marketplace.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company and its subsidiaries were $2,997,000 and $1,990,000 for each of the years ended December 31, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

         SET(TM)

         The environmental legislation and policies which the Company believes are applicable to SET(TM) in the United States primarily include the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

         TSCA regulates the manufacture, distribution, and sale of chemical substances, and requires testing of new chemicals and new uses of known chemicals that may present an unreasonable risk of injury to health or the environment. The EPA, through TSCA, has adopted comprehensive regulations for PCB's and other halogenated substances, as part of a vast regulatory program covering thousands of chemicals.

         CERCLA and subsequent amendments under SARA (often referred to collectively as Superfund) impose strict, retroactive liability upon persons who generated, transported or arranged for the transportation of hazardous substances or owned or operated the vessels or facilities at which such substances were disposed. CERCLA provides for the investigation and remediation of hazardous substance sites and mandates that any hazardous substances remaining on-site must meet certain regulatory requirements, with a preference for innovative technology. These program regulations may create an incentive to utilize environmental-friendly technologies such as SET(TM), which destroy targeted wastes without creating additional residual waste product. Moreover, to the extent hazardous substances are effectively destroyed, potential liability can be eliminated or significantly reduced.

         The Clean Air Act empowered the EPA to establish and enforce ambient air quality standards and limitations on emissions of air pollutants from specific facilities. In 1987, the EPA began to enforce stricter standards for incineration emissions. With more stringent regulations on waste reduction technologies, the Company believes that SET(TM) could obtain a desired market share since, in most cases, it produces little or no air emissions.

         CERCLA imposes strict, joint and several liability upon owners or operators of facilities when a release or threatened release of a hazardous substance has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to and from such facilities. CAS's plans to own and operate SET(TM) at on-site installations expose CAS to potential liability under CERCLA for releases of hazardous substances at those sites. In the event that off-site treatment storage or disposal facilities utilized by CAS for final disposition of residues from SET(TM) are targeted for investigation and clean-up under CERCLA, CAS could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal.

         In light of such potential liability, CAS has designed the SET(TM) technology to minimize the potential for release of hazardous substances into the environment. In addition, CAS has developed plans to manage the risk of CERCLA liability, including training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products. CAS also maintains insurance with respect to environmental claims, although there can be no assurance that such insurance will be adequate.

         The Clean Air Act Amendments of 1990 impose strict requirements upon owners and operators of facilities that discharge pollutants into the environment. These amendments may require that certain air emission control technology be installed on the SET(TM) systems in the event that there is any discharge of non-recovered gases into the environment. Such additional air emission controls can be costly and require an air permit to construct and operate.

         On April 3, 1996, Applied was selected by the White House as one of nine companies to participate in the Rapid Commercialization Initiative ("RCI"), which is a component of the Clinton Administration's efforts to streamline the commercialization process for new environmental technologies, and to build cooperative interactions between business and government to bring environmental technologies to market more rapidly and efficiently. Under the RCI, Applied intends to form "working partnerships" with the EPA and other governmental agencies for the purpose of developing and implementing policies and strategies for the commercialization of SET(TM). Although there is no funding through the RCI, it is expected that the EPA and other governmental agencies will provide permitting and siting assistance under the program to facilitate and expedite the issuance of permits for site specific demonstrations of SET(TM), as well as assistance to certify and publish the on-site test results of such demonstrations.

         Effective March 18, 1996, the EPA lifted a ban dating to 1980 on the import of waste materials containing certain high concentrations of PCBs. The new regulations are expected to make disposal capacity in the United

States available to waste generators in Mexico and Canada, where PCB waste disposal capacity is less available. The EPA has estimated that these regulations may create an additional market for United States-based PCB disposers of between $50.0 million and $100.0 million per year for the next five years.

         CAS possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows CAS to use SET(TM) on-site to treat PCB-contaminated soils and metallic surfaces. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that CAS will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, CAS may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on CAS and its operations. See "-- EPA Nationwide Permit and Testing Results."

         SLM(TM)

         Separation's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although Separation's role is generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against Separation. Any such claims against Separation could materially adversely affect the Company's business, financial condition and results of operations.

         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $1.0 million in the aggregate. Separation may be required to obtain environmental liability insurance in greater amounts in the future as SLM(TM) is commercialized. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against Separation (even if covered by Separation's insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on Separation's business, financial condition and results of operations.

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

         In December 1994, the Vermont Department of Banking and Insurance
(the "Department") and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement required the Company to fund Harvest an additional $750,000 over an 18-month period. Those funds have been deposited into a Harvest interest-bearing account. As of December 31, 1996, Harvest had $1,095,000 in an interest-bearing account and an amended $4,238,000 intercompany demand note (the "Company Note") made to the order of Harvest by the Company. The Department and/or Harvest have the right use proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

         In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated and defended by Harvest.

         Harvest currently has a reinsurance quote of $1,275,000 and the Company has adjusted the insurance reserve on its balance sheet to reflect this.

EMPLOYEES

         The Company (including all of its direct and indirect subsidiaries) had a total of 144 employees as of March 14, 1997. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be satisfactory.

ITEM 2.  PROPERTIES

         THE COMPANY

         The Company's executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and a principal shareholder of the Company. The Company's financial offices are located in Great Neck, New York, in approximately 2,000 square feet of space leased from a non-affiliate, under a lease terminating on September 30, 1998. The Company's total annual rent expense is approximately $89,000.

         In March 1991, the Company paid $200,000 to acquire a 14.0625% working interest in an oil and gas field located in Oklahoma (the "Field"). The Blum Family Trust, of which Mr. Blum is a trustee, also participated in this acquisition. The Company invested an additional $9,375 and $37,500 in the venture in 1993 and 1992, respectively.

         In 1994, the Company exchanged its interest in the Field for a joint ownership interest in an oil and gas field located in Louisiana (the "Louisiana Property"). The Company has a 22.67% working interest in the Louisiana Property. The Louisiana Property is approximately 10,000 acres which contain a number of producing wells. Some wells need remedial work and other wells require minor work to be brought back on line. In addition, a geological and geophysical study on the Louisiana Property was performed in 1995 to recommend new drilling locations and the operator is preparing to initiate a drilling program. The Company's portion of revenues and expenses relating to the property were $12,627 and $57,220, respectively in 1996 and $4,300 and $13,600, respectively, in 1995. The Blum Family Trust also participated in this acquisition.

         APPLIED

         Applied leases approximately 7,000 square feet in Columbus, Ohio from an unaffiliated third party under a month to month lease, which Applied uses as its laboratory and offices. Applied also leases approximately 10,000 square feet of space in Marengo, Ohio (approximately 30 miles north of Columbus, Ohio) from an affiliated third party under a lease expiring in August 1997, which Applied uses as its equipment and SET(TM) demonstration and testing facilities. In the event that Applied does not extend or renew such leases, the Company believes that there are comparable facilities available at lease rates comparable to those currently paid by Applied.

         Applied's principal executive offices are located in approximately 2,000 square feet of office space in McLean, Virginia under a lease expiring in May 2002. Applied pays $2,500 per month, on a month-to-month basis, under such lease.

         Applied has leased approximately 11,000 square feet of space, and plans to lease approximately 10,000 square feet of additional space, in Houston, Texas, for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Upon occupation of this facility, Applied will terminate its existing leases in Columbus and Marengo, Ohio.

         Applied has leased a new facility of approximately 20,000 square feet near Atlanta, Georgia, which will provide administration offices, research and testing laboratories and a SLM(TM) manufacturing plant.

ITEM 3.  LEGAL PROCEEDINGS

         In or about September 1991, Hesco, a former subsidiary of the Company and a named insured under insurance policies issued by Harvest, was served with a summons and complaint by Insurance Company of North America, American Home Assurance Co., Home Insurance Co., Subscription Participants, as collective subrogees of The Long Island Lighting Company, in connection with a fire which occurred at The Long Island Lighting Company power station which plaintiffs claim was caused by the negligence of Hesco. The complaint seeks $1,250,000 in damages. Harvest, through its counsel, is in the process of investigating and defending the action brought against Hesco in accordance with the terms, conditions and limitations of the insurance policy issued by Harvest to Hesco. The outcome of the litigation cannot be determined or predicted at this time.

         The Company is involved in other litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

                  MARKET FOR REGISTRANT'S COMMON
ITEM 5.           EQUITY AND RELATED STOCKHOLDER MATTERS

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

---------------------------------------------------------------------------------------
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                           First            Second            Third             Fourth
                           Quarter          Quarter           Quarter           Quarter
         High:             $.938            $.938             $1.968            $1.843
         Low:              $.343            $.406             $ .75             $ .938
---------------------------------------------------------------------------------------
                       FISCAL YEAR ENDED DECEMBER 31, 1995

                           First            Second            Third             Fourth
                           Quarter          Quarter           Quarter           Quarter
         High:             $.781            $.968             $.75              $.50
         Low:              $.375            $.50              $.437             $.343
---------------------------------------------------------------------------------------

         As of March 14, 1997, the Company had 58,014,368 outstanding shares of Common Stock held by approximately 2,137 shareholders of record.

DIVIDENDS

         The Company has not, for the last three fiscal years, paid cash dividends on its Common Stock nor does the Company plan to do so in the future. The Company paid $300,000 of dividends on its Series AA Preferred Stock in 1996. Payment of cash dividends in the future will be dependent on the financial condition, capital requirements and earnings of the Company and such other factors as the Board of Directors may deem relevant.

REGISTRAR AND TRANSFER AGENT

The Bank of New York, 101 Barclay Street, New York, New York 11286, acts as the Company's Registrar and Transfer Agent.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data included in the following table as of December 31, 1996, for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the Consolidated Financial Statements appearing elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

                                         YEAR ENDED          YEAR ENDED        Year Ended          Year Ended        Year Ended
                                         DECEMBER 31,        DECEMBER 31,      December 31,        December 31,      December 31,
                                         1996                1995              1994                1993              1992
                                                 ----

Revenue                                  $5,253,000          $1,044,000        $1,801,000          $  803,000        $1,075,000

Net Income (Loss)                        (8,311,000)         (2,969,000)       (3,767,000)         (2,463,000)          121,000

Net Income (Loss) Per Share                    (.14)               (.05)             (.07)               (.05)             .003

Dividends Per Share                               -                   -                 -                   -                 -

Total Assets                             41,113,000           5,321,000        10,776,000          15,129,000        11,418,000

Long-Term Obligations                     8,333,000           4,994,000         5,735,000           8,243,000         4,292,000
(including current portions)

Redeemable Preferred Stock                        0                   0                 0             567,000           517,000
(including accrued interest)

         MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The Company, since its acquisition of Commodore Laboratories, Inc. ("Commodore Labs") in December 1993, has not generated material revenues, except from the acquisition of Advanced Sciences by Applied in the fourth quarter of 1996, or any profits.

RESULTS OF OPERATIONS

                  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

                  Revenues were $5,253,000 for the year ended December 31, 1996, compared to $0 for the year ended December 31, 1995. Cost of sales increased to $4,291,000 from $1,044,000 for the same periods. These increases were primarily due to the Company's acquisition of Advanced Sciences, effective October 1, 1996. In 1995, revenues relate to income from mortgage receivables. The Company expects a minimal amount of revenue to be generated from the remaining non-performing mortgage in the future. An allowance has been set up to record the receivable at its net realizable value.

                  For the year ended December 31, 1996, the Company incurred research and development costs of $2,997,000, as compared to $1,990,000 for the year ended December 31, 1995. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design of construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to the continued use of independent consultants in the development of SET(TM). Also, the Company hired additional technical and operational personnel to develop the SET(TM) process.

                  General and administrative expenses for the year ended December 31, 1996 were $6,406,000, as compared to $1,518,000 for the year ended December 31, 1995. The Company and its subsidiaries hired additional executives and staff and opened new facilities to support the increased activities of its two new public subsidiaries in its efforts to commercialize its technology in 1996. General and administrative salaries increased by approximately $1,036,000 from 1995 to 1996. The Company experienced an increase in professional fees including legal and accounting of approximately $723,000. Approximately $1,038,000 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary. In addition approximatley $316,000 of expenses relate to the closing of the Ohio facilities and relocation of its employees and equipment to Houston, Texas. The Comapny recorded an additional $281,000 of insurance loss reserve relating to its wholly owned captive insurance company for which it is obtaining reinsurance. The Company also expensed approximately $282,000 of registration costs relating to a proposed merger which did not materialize in 1996.

                  Annual interest income was $621,000 for the year ended December 31, 1996, as compared to $45,000 for the year ended December 31, 1995. This increase resulted from the investment of the proceeds of the Company's initial public offering during the last six months of 1996.

                  Interest expense for the year ended December 31, 1996 was $808,000, as compared to $550,000 for the year ended December 31, 1995. Interest expense increased due to additional indebtedness incurred by the Company which included a line of credit outstanding for a portion of the year at the Applied subsidiary, a bank loan outstanding at the Advanced Sciences subsidiary and a note payable to a related party outstanding from July of 1996.

                  Equity in losses of unconsolidated subsidiary for the year ended December 31, 1996 was $495,000, as compared to $0 for the year ended December 31, 1995. The Company's Teledyne-Commodore, LLC joint venture commenced reporting results of operations in October 1996.


                  Minority interest income for 1996 relates to the losses of the minority ownership of the Applied subsidiary. As of December 31, 1996, the Company owns 69.3% of Applied and therefore adjusts its consolidated results to reflect the portion Applied's losses which it does not own.

                  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,1994

                  The Company's purchase price at the time of the acquisitions of Commodore Labs and Refrigerant exceeded the historical cost of the net assets purchased by $2,457,201. This excess purchase price was previously recorded by the Company and reported in the Company's 1993 and 1994 Annual Reports on Form 10-K as goodwill and was being amortized over 15 years. At the request of a regulatory agency, the Company has reclassified the goodwill as in-process technology, in as much as the technology feasibility acquired had not yet been established and at the time of the acquisition there was no further alternative use. Accordingly, in this Annual Report, the Company is reflecting the in-process technology of $2,457,201 charged as an expense to operations effective January 1, 1994, rather than reporting it as capitalized goodwill to be amortized over 15 years.

                  Total revenues for the year ended December 31, 1995 were $1,044,000 as compared with $1,801,000 for the year ended December 31, 1994. The decrease in total revenues is the result of the following:

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

                  Costs and expenses for the year ended December 31, 1995 were $3,508,000 as compared with $4,851,000 for the year ended December 31, 1994. The analysis of costs and expenses is as follows:

- In 1994 the Company charged to expense $2,457,201 of in-process technology which had been acquired in the acquisitions of Commodore Labs and Refrigerant .

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

- In 1995, general and administrative expenses increased from $1,357,000 to $1,518,000, an increase of $161,000. The Company incurred an additional $135,000 in travel-related expenses which were attributable to support ongoing marketing of the Technology and the seeking of new business opportunities. The Company also incurred additional insurance expense of $64,000, relating to equipment and other operating issues.

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

LIQUIDITY AND CAPITAL RESOURCES

                  From its inception through the second quarter of 1996, the operations of the Company's subsidiaries were financed principally by loans and investments from the Company. On June 28, 1996, Applied successfully completed an initial public offering of its common stock and warrants from which it received net proceeds of approximately $30.5. In connection with the initial public offering, Applied incurred transaction costs of approximately $649,000. Applied allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $1.0 million of which was allocated to Teledyne-Commodore, LLC. In addition, Applied allocated $2.0 million of the net proceeds for the leasing of a facility for testing, additional research and development, equipment demonstration and assembly, and executive and administrative offices. Applied anticipates continuing its research and development activities through 1997.

                  In July 1996, Applied utilized a portion of the net proceeds from its initial public offering to repay an outstanding line of credit of $2.0 million, as well as a $5,925,426 promissory note to the Company. Applied set aside $1.0 million cash collateral to support a loan made by a commercial bank to the Company in December 1993. In September 1996, such cash collateral was released by the bank.

                  At December 31, 1996, Applied had a $7,042,000 outstanding balance on a $9,250,000 revolving line of credit due September 30, 1997. This increase in debt was attributable to the line of credit assumed in Applied's acquisition of Advanced Sciences, effective October 1, 1996. See "Business--Recent Developments-- Acquisition of Advanced Sciences, Inc." Applied anticipates refinancing the revolving line of credit in the third quarter of 1997. In addition, Applied plans to pursue various options to finance its anticipated capital expenditures for 1997 and 1998.

                  For the year ended December 31, 1996, the Company incurred a net loss of $8,311,000. At December 31, 1996, the Company had working capital of $12,995,000.

                  Effective as of December 2, 1996, the Company sold (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant to Applied, its 69.3% owned subsidiary, as part of a corporate restructuring of the Company to consolidate all of its current environmental technology businesses with Applied. In addition, the Company assigned to Applied outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by the Company to Separation, which Applied has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to Applied, Applied paid the Company $3.0 million in cash and, subject to compliance with any applicable stockholder approval or notice requirements, will issue to the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of common stock, par value $.001 per share, of Applied at an exercise price of $15.00 per share, valued at $2.4 million. See "Business--Recent Developments--Sale of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc." and "Certain Relationships and Related Transactions."

                  In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.7 million. Such funds will be used primarily to finance Separation's operations through 1997.

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

                  In December 1994, the Department and the Company entered into the Agreement with respect to an order served by the Department against Harvest in November 1991. The Agreement required the Company to fund Harvest an additional $750,000 over an 18-month period. Those funds have been deposited into a Harvest interest-bearing account. As of December 31, 1996, Harvest had $1,095,000 in an interest-bearing account and an amended the Company Note made to the order of Harvest by the Company. The Department and/or Harvest have the right use proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

                  In addition, the Company will indemnify and defend Harvest against any claims made against Harvest. There is currently one claim relating to a fire which occurred at a job site which Harvest insured. This claim is currently being investigated and defended by Harvest.

                  Harvest currently has a reinsurance quote of $1,275,000 and the Company has adjusted the insurance reserve on its balance sheet to reflect this.

NET OPERATING LOSSES

                  The Company has net operating loss carry forwards of approximately $25,197,000 which expire in the years 2000 through 2011. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of $12,308,000 has been established to offset any benefit from the net operating loss carry forwards it cannot be determined when to if the Company will be able to utilize the net operating losses.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following consolidated financial statements of the Company and subsidiaries are included as ITEM 8 and can be found beginning on page F-1 herein:

                  Report of Independent Public Accountants.

                  Consolidated Balance Sheet as of December 31, 1995 and 1996.

                  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

                  Notes to Consolidated Financial Statements.

                  All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.


                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  The Company and its former auditors, Tanner + Co. ("Tanner") mutually agreed on December 11,1996 to terminate their relationship. During the Company's last two fiscal years, Tanner's reports on the Company's financial statements neither contained any adverse opinions nor were qualified or modified as to any uncertainty, except that Tanner's auditor's reports on the Company's consolidated financial statements for the years ended December 31, 1995 and 1994 contained additional paragraphs relating to the Company continuing as a going concern, due to significant losses and a deficit in working capital.

                  During the last two fiscal years, there were no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                  The Company has retained Price Waterhouse LLP as its auditors as of December 19, 1996.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

NAME                                       AGE        POSITION
Paul E. Hannesson                          55         Chairman of the Board and Chief Executive Officer

Edwin L. Harper, Ph.D.                     55         President and Chief Operating Officer

Jerry Karlik                               42         Vice President, Treasurer and Director

Andrew P. Oddi                             35         Vice President, Finance

Rayburn Hanzlik                            58         Vice President, General Counsel and Secretary

Bentley J. Blum                            55         Director

Kenneth L. Adelman, Ph.D                   49         Director

Herbert A Cohen                            62         Director

David L. Mitchell                          75         Director

         PAUL E. HANNESSON has been a director of the Company since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of the Company until July 1996. Mr. Hannesson has been a director of Applied since March 1996, served as its Chief Executive Officer from March 1996 to October 1996 and was reappointed Chief Executive Officer on November 18, 1996, has served as its Chairman of the Board since November 1996 and served as its President from March to September 1996. Mr. Hannesson has been a director of Separation since November 1995 and also currently serves as a director of CAS and Refrigerant. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He has served as the Chairman of the Board of Lanxide since 1983. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director and the principal stockholder of the Company.

         EDWIN L. HARPER, PH.D. has been the President and Chief Operating Officer of both the Company and Applied since November 18, 1996, and has also served as Applied's Co-Vice Chairman since that date. Dr. Harper also serves as the Chairman of the Board and Chief Executive Officer of Separation, CAS and Refrigerant. Dr. Harper had been the President and Chief Executive Officer of the Association of American Railroads, a trade association for the major railroads in North America, since January 1992. Prior to such appointment, Dr. Harper was the Co-Chief Executive Officer of Campbell Soup Company from November 1989 through January 1990, and its Executive Vice President and Chief Financial Officer from 1986 to 1991. Dr. Harper has held several other senior executive officer positions in the past, with Dallas Corporation (1983 to 1986), Emerson Electric Company (1978 to 1981) and CertainTeed Corporation (1975 to 1978), and served in the White House as Assistant to the President, Deputy Director of the Office of Management and Budget and Chairman of the President's Council on Integrity and Efficiency in Government from 1981 to 1983. Dr. Harper holds a Ph.D. degree from the University of Virginia.

         JERRY KARLIK has served as Vice President, Treasurer and a director of the Company for more than the past five years.

         ANDREW P. ODDI was appointed Vice President, Finance of the Company in April 1997. Mr. Oddi served as Vice President of Finance & Administration and Chief Financial Officer of the Company from 1987 to April 1997, and was the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996. Mr. Oddi also served as Vice President-Finance of Separation from September 1996 to April 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a certified public accountant.

         RAYBURN HANZLIK joined the Company in January 1997 as Vice President, General Counsel and Secretary. He also serves in similar capacities with Applied, CAS, Separation and Refrigerant. During the previous five years, he founded and was chairman of Lanxide Sports International, Inc. and Stealth Propulsion International, Ltd., two San Diego-based technology companies in the sporting goods and boating industries. Mr. Hanzlik has held other senior executive positions in business and government, including partner and director of Heidrick & Struggles, Inc. from 1985 through 1990; Administrator of the Department of Energy's Economic Regulatory Administration from 1981 through 1985; and, White House staff from 1970 through 1975. He has also been a member of several law firms in Washington, D.C. and Los Angeles, California. Mr. Hanzlik holds J.D. and M.A. degrees from the University of Virginia.

         BENTLEY J. BLUM served as the Chairman of the Board of the Company from 1984 to November 1996, and has served as a director of the Company since that date. Mr. Blum served as Chairman of the Board of Applied and Commodore Labs until November 1996, and has served as a director of Applied since that date. Mr. Blum also currently serves as a director of Separation, CAS and Refrigerant. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is Director of Lanxide Corporation, a research and development company developing metal and ceramic materials; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is the controlling stockholder of the Company. Mr. Blum is the brother-in-law of Paul E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company.

         KENNETH L. ADELMAN, PH.D. joined the Board of Directors of the Company and Applied in July 1996. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

         HERBERT A. COHEN joined the Board of Directors of the Company and Applied in July 1996. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in Conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law, and has lectured at numerous academic institutions.

         DAVID L. MITCHELL joined the Board of Directors of the Company and Applied in July 1996. For the past thirteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and diversities. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express. From 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

         The Company's officer's are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements.

BOARD COMMITTEES

         The Company's Board of Directors currently has an Audit Committee and a Compensation Committee. The responsibilities of the Audit Committee (which consists of Messrs. Mitchell (Chairman) and Cohen) include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Compensation Committee (which consists of Messrs. Cohen (Chairman), Mitchell and Hannesson) has responsibility for establishing and reviewing employee compensation.

COMPENSATION OF DIRECTORS

         Non-management directors of the Company will receive directors' fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not intend to separately compensate employees for serving as directors.

COMPLIANCE WITH SECTION 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than ten percent of the Company's Common Stock, par value $.001 per share (the "Common Stock"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Based on the Company's review of the copies of such reports received by the Company and on written representations received by the Company, the Company believes that no director, officer or holder of more than ten percent of the Common Stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1996, 1995, and 1994 to the person serving as the Company's current Chief Executive Officer and to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                               ------------------------------------------------------------------------------------------------
                                                                                             Other
Name                                                                                        Annual                All Other
Principal Position                     Year            Salary($)       Bonus($)         Compensation($)        Compensation($)
------------------                     ----            ---------       --------         ---------------        ---------------
Paul E. Hannesson                      1996             310,627         200,000               -0-                    -0-
Chief Executive Officer                1995             186,476           -0-              96,000(1)                 -0-
                                       1994             186,476           -0-              24,000(1)                 -0-

Edwin L. Harper                        1996             14,583          100,000               -0-                    -0-
President and Chief                    1995               -0-             -0-                 -0-                    -0-
Operating Officer                      1994               -0-             -0-                 -0-                    -0-

Andrew P. Oddi                         1996             109,230         35,000                -0-                    -0-
Vice President, Finance                1995             100,000           -0-                 -0-                    -0-
                                       1994             90,000          15,000                -0-                    -0-




(1) Represents amounts paid to Mr. Hannesson as an allowance for living expenses in the New York Metropolitan area.

STOCK OPTIONS

                  The Company does not currently have a stock option plan for executives and/or other employees of the Company currently in effect. The Company's 1987 Stock Option Plan, under which options to purchase an aggregate of 300,000 shares of Common Stock were granted, expired in December 1992 and no options were permitted to be granted thereunder since such date.

                  The following table sets forth certain information concerning options granted in fiscal 1996 to the Named Executive Officers outside of any qualified stock option plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realized Value at Assumed
                                                                                                    Annual Rates of Stock Price
                                              % of Total                                                    Appreciation
                                                Options                                                    for Option Term
                                              Granted to      Exercise or                       ------------------------------------
                               Options        Employees in      Base Price     Expiration             5%                   10%
         Name                 Granted (#)     Fiscal Year(5)       ($/sh)          Date              ($)                   ($)
------------------------------------------------------------------------------------------------------------------------------------
Paul E. Hannesson(1)             3,450,000           56.1%             1.12          11/2001          172,500              345,000

Paul E. Hannesson(2)               500,000            8.1%              .53           2/2001           25,000               50,000

Edwin L. Harper(3)               2,000,000           32.5%             1.12          11/2001          100,000              200,000

Andrew P. Oddi(4)                  200,000            3.3%             1.12          11/2001           10,000               20,000


              (1) These options were grated in November 1996. 950,000 are exercisable immediately and 2,500,000 are exercisable at the rate of 20% each year through November 2001.

              (2) These options were granted in February 1996 and are
                  exercisable at the rate of 20% each year through February
                  2001.

              (3) These options were granted in November 1996. 200,000 are exercisable immediately and 1,800,000 are excerisable at the rate of 20% each year through November 2001.

              (4) These options were granted in November 1996 and are
                  exercisable at the rate of 20% each year through November
                  2001.

              (5) Percentages based on 6,150,000 stock options granted to employees in fiscal year 1996.

                  The following table sets forth certain information concerning the exercise of options and the value of unexercised options held at December 31, 1996 by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                        Number of Securities          Value of Unexercised
                                                                       Underlying Unexercised         In-the-Money Options
                                                                        Options at FY-End (#)           at FY-End ($)(1)
                           Shares Acquired       Value Realized         ---------------------           ----------------
Name                       on Exercise (#)           ($)(2)           Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Paul E. Hannesson                -0-                   -0-             1,450,000       2,500,000        664,750        637,500

Edwin L. Harper                  -0-                   -0-               200,000       1,800,000         51,000        459,000

Andrew P. Oddi                   -0-                   -0-                   -0-         200,000            -0-         51,000

              (1) Represents the difference between the last sale price of the
                  Common Stock of $1.375 on December 31, 1996, and the exercise price of the option multiplied by the applicable number of options.

              (2) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

EMPLOYMENT AGREEMENTS

                  Paul E. Hannesson, the Company's Chairman of the Board and Chief Executive Officer, entered into an employment agreement with the Company in October 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Dr. Harper agreed to devote his business and professional time and efforts to the business of the Company as its Chairman of the Board and Chief Executive Officer, and to serve in senior executive positions with one or more of the Company's subsidiaries. The employment agreement provides that Mr. Hannesson shall receive, among other things, a fixed base salary at an annual rate of $395,000 for services rendered to the Company and its subsidiaries. Pursuant to the employment agreement, Mr. Hannesson will also receive options to purchase an aggregate of 3,450,000 shares of Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement, and is also eligible to receive options to purchase common stock of each publicly-traded subsidiary of the Company in the amount of 1.0% of such subsidiary's total outstanding shares of common stock on the date of grant. Applied has paid Mr. Hannesson's salary under the employment agreement since October 1996, and will continue to pay his salary in the future.

                  Edwin L. Harper, Ph.D., the Company's President and Chief Operating Officer, entered into an employment agreement with the Company in October 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Dr. Harper agreed to devote his business and professional time and efforts to the business of the Company as its President and Chief Operating Officer, and to serve in senior executive positions with one or more of the Company's subsidiaries. The employment agreement provides that Dr. Harper shall receive, among other things, a fixed base salary at an annual rate of $375,000 for services rendered to the Company. Pursuant to the employment agreement, Mr. Harper will also receive options to purchase an aggregate of 2,000,000 shares of Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement, and is also eligible to receive options to purchase common stock of each publicly-traded subsidiary of the Company in the amount of .75% of such subsidiary's total outstanding shares of common stock on the date of grant. Applied has paid Dr. Harper's salary under the employment agreement since October 1996, and will continue to pay his salary in the future.

                  Each of Messrs. Hannesson and Harper are entitled to participate in the Company's Executive Bonus Program.

                  Each of the foregoing employment agreements requires the full-time services of the employees, subject to permitted service with professional-related service organizations and other outside activities that do not materially interfere with the individual's duties to the Company. The agreements also contain covenants (a) restricting the employee from engaging in any activities competitive with the business of the Company during the term of such employment agreements, (b) prohibiting the employee from disclosure of confidential information regarding the Company, and (c) confirming that all intellectual property developed by the employee and relating to the business of the Company constitutes the sole property of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The members of the Compensation Committee were Messrs. Herbert
A. Cohen (Chairman), David L. Mitchell and Paul E. Hannesson during the fiscal year ended December 31, 1996. Mr. Hannesson also served as the Chairman of the Board and Chief Executive Officer of the Company during 1996, and as its President until July 1996. Mr. Hannesson has been the Chief Executive Officer and a director of Applied since March 1996, has served as its Chairman of the Board since November 1996 and served as its President from March to September 1996. Mr. Hannesson also served as a director of Separation during 1996, and continues to serve in such capacity. No other member of the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The Compensation Committee (the "Committee") of the Board of
Directors of the Company was established in July 1996 and did not hold any meetings during the fiscal year ended December 31, 1996. The duties and responsibilities of the Committee include the following:

                  (a) approval of annual salaries and other benefits provided for executive officers of the Company;

                  (b) approval of the adoption of compensation plans in which the executive officers of the Company may be participants and awarding of benefits under such plans;

                  (c) administration and interpretation of the Company's stock option plans, and determination of the recipients, amounts and other terms (subject to the requirements of the Company's stock option plans) of options which may be granted under the stock option plans from time to time; and

                  (d) undertaking studies and making recommendations with respect to the Company's compensation structure and policies and the development of management personnel.

                  The Committee's policies with respect to executive compensation are intended to achieve the following goals. First, they are intended to create base compensation levels sufficient to attract and retain talented and dedicated executive officers. Second, the compensation policies are intended to provide a direct link between performance during the year (both the performance of the Company as a whole and the performance of the individual officer) as a part of the officer's compensation. Third, the compensation policies are intended to provide executive officers with the opportunity to acquire an entity stake in the Company through the grant of options pursuant to the Company's stock option plans.

                  During the fiscal year ended December 31, 1996, the full Board of Directors approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board of Directors' decision was based upon the principles and procedures outlined above.

                                                   COMPENSATION COMMITTEE
                                                         Herbert A. Cohen
                                                        David L. Mitchell
                                                        Paul E. Hannesson

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as of March 14, 1997 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, and (ii) the number of shares of Common Stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  Number of Shares of                 Percentage of Outstanding
Number and Address of Beneficial                  Common Stock Beneficially                  Common Stock
Owner(1)                                          Owned(2)                                 Beneficially Owned
--------                                          -------------------------           -------------------------

Bentley J. Blum................................   30,224,050(3)                                  52.2%

Paul E. Hannesson..............................   6,750,000(4)                                   11.4%

Credit Agricole Deux Sevres....................   6,000,000(5)                                    9.4%

Jerry Karlik...................................   200,000                                          *

Andrew P. Oddi.................................   252,000                                          *

Kenneth L. Adelman.............................   35,000(6)                                        *

Herbert A. Cohen...............................   35,000(6)                                        *

David L. Mitchell..............................   35,000(6)                                        *

All executive officers
  and directors as
  a group (7 persons)..........................   37,531,050                                     63.1%

--------------
Percentage ownership is less than 1%.

(1) The addresses of each of Bentley J. Blum, Paul E. Hannesson, Jerry Karlik, Kenneth L. Adelman, Herbert A. Cohen and David L. Mitchell is 150 East 58th Street, Suite 3400, New York, New York 10155. The address of Mr. Oddi is 40 Cutter Mill Road, Suite 509, Great Neck, New York 11021. The addresses of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Represents Mr. Blum's beneficial ownership of 28,224,050 shares and his spouse's ownership of 2,000,000 shares of common stock of the Company, representing together 52.2% of the outstanding shares of Common Stock. As of December 31, 1996, there were 57,924,368 outstanding shares of Common Stock. Does not include 440,000 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 395,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

(4) Consists of (i) an aggregate of 2,650,000 shares of Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse and (iii) currently exercisable options to purchase 500,000 and 950,000 shares of Common Stock at $.53 per share and $1.12 per share, respectively, representing collectively 11.4% of the outstanding shares of Common Stock. Does not include 1,000,000 shares of Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 2,500,000 shares of Common Stock at $1.12 per share, which vest and become exercisable ratably on November 18 of each of 1997 through 2001. Mr. Hannesson disclaims any beneficial interest in the shares of Common Stock owned by or for the benefit of his spouse and children.

(5) Consists of (i) the number of shares of Common Stock which could be acquired at any time upon the conversion into Common Stock of $4,000,000 principal amount of outstanding convertible bonds (4,000,000 shares of Common Stock) and 500,000 shares of Series AA Preferred Stock (500,000 shares of Common Stock) and (ii) the number of share of Common Stock which could be acquired at any time upon the exercise of outstanding warrants to acquire 1,500,000 shares of Common Stock at $.10 per share.

(6) Consists of 33-1/3% of the 105,000 stock options granted to each of Messrs. Adelman, Cohen and Mitchell, which are immediately exercisable. See "Executive Compensation - Stock Options."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION AND CAPITALIZATION OF THE COMPANY'S SUBSIDIARIES

         Since its acquisition of the capital stock of Commodore Labs (formerly A.L. Sandpiper Corporation) in 1993, the Company has advanced an aggregate of $8,925,426 to Applied, which has been used to finance the development of SET(TM), including salaries of personnel, equipment, facilities and patent prosecution. These cash advances by the Company were evidenced by successive unsecured 8% promissory notes of Applied's predecessors, and, at December 31,1995, by the Environmental Funding Note. Kraft Capital Corporation ("Kraft"), a corporation wholly owned by Bentley J. Blum, a director and the principal stockholder of the Company, and a director of Applied and Separation, provided approximately $656,000 of such financing to the Company. The Company has provided additional advances to Applied of $978,896 for the three months ended March 31, 1996, which were repaid by Applied subsequent to its obtaining a line of credit provided by a commercial bank in April 1996.

         In March 1996, Applied was formed as a wholly-owned subsidiary of the Company. Prior to Applied's June 1996 initial public offering, in exchange for the issuance of 15,000,000 shares of Applied common stock, the Company contributed to Applied (i) all of the assets and properties (including joint working proposals, quotations and bids in respect to projects and contracts awarded for feasibility studies), subject to all of the liabilities, of its operating divisions relating to SET(TM) and the exploitation of the SET(TM) technology and processes in all commercial and governmental applications; (ii) all of the outstanding shares of the capital stock of each of Commodore Labs, Inc., Commodore Remediation Technologies, Inc., Commodore Government Environmental Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. (except for a 9.95% minority interest in Commodore Labs, which was held by Albert E. Abel but acquired by the Company (and thereafter contributed by the Company to Applied upon completion of its June 1996 initial public offering); and (iii) a portion of the Environmental Funding Note in the amount of $3.0 million.

         In April 1996, Bentley J. Blum personally guaranteed a $2.0 million line of credit for Applied from a commercial bank. The initial borrowings under the line of credit, in the approximate amount of $1.0 million, were utilized to repay advances made by the Company to Applied in 1996, and the Company, in turn, utilized such funds to repay Kraft the funds provided by Kraft to the Company for purposes of the advances to Applied. Applied applied

$2.0 million of the net proceeds of its June 1996 initial public offering to repay the line of credit, and Mr. Blum's guarantee was released at such time.

         In June 1996, the Company acquired from Albert E. Abel, Applied's Vice President, the remaining 9.95% of the outstanding shares of common stock of Commodore Labs which was not owned by Applied, and the Company contributed such shares to Applied, for no additional consideration. To acquire the remaining shares of Commodore Labs, the Company paid Mr. Abel the sum of $750,000 in cash, and issued a ten-year, 8% promissory note to Mr. Abel in the principal amount of $2,250,000, payable as to interest only until the maturity of the note on the tenth anniversary of the date of issuance. Simultaneously, Applied settled all outstanding obligations for accrued compensation payable to Mr. Abel and for amount receivable by Applied from Mr. Abel, and that the net payment to Mr. Abel arising therefrom approximated $120,000. Applied paid such amount to Mr. Abel from the proceeds of its June 1996 initial public offering.

         At December 31, 1996, the Company and its subsidiaries had advanced an aggregate amount of $3,000,000 to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide Corporation, a Delaware corporation which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide Corporation is related to the Company by significant common ownership. The promissory notes become due on February 28, 1998. Interest receivable on the note totaled $18,000 as of December 31, 1996. The notes are collateralized by the assets of LPM and guaranteed by Lanxide Corporation on behalf of its subsidiary.

         Separation was organized in November 1995 as a wholly owned subsidiary of the Company. Effective February 29, 1996, pursuant to an assignment of technology agreement between Separation and Srinivas Kilambi, Ph.D., Separation's Vice President-Technology, Separation acquired the rights to the SLM technology from Dr. Kilambi. In consideration for such technology, Separation transferred to Dr. Kilambi 200,000 shares of Common Stock of the Company, which had been contributed to Separation by the Company to effect the transaction. In exchange for the Company's issuance of such shares to Separation, as well as the Company's funding and support of Separation, Separation issued to the Company 10,000,000 shares of Separation common stock.

         Since Separation's inception, the Company has financed the research and development activities of Separation through direct equity investments and loans to Separation. As of December 2, 1996, Separation's aggregate indebtedness to the Company was approximately $976,200. The Company agreed to contribute the entire amount of such intercompany debt to Separation's equity, without the requirement of the issuance of any additional shares of capital stock.

         Effective as of December 2, 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, the Company transferred to Applied 100% of the capital stock of Separation and 100% of the capital stock of Refrigerant. In addition, the Company assigned to Applied notes aggregating $976,200 at December 2, 1996, representing advances previously made by the Company to Separation. Such advances have been capitalized by Applied as its capital contribution to Separation. In consideration for such transfers, Applied paid the Company $3.0 million in cash and, subject to any applicable stockholder approval and notification requirements, shall issue to the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied common stock at an exercise price of $15.00 per share, valued at $2.4 million. See "Business--Recent Developments-- Sale of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc." and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

LICENSES OF SET(TM) TECHNOLOGY

         As a result of its acquisitions of the capital stock of Commodore Labs, Applied acquired all patents, discoveries, technology and other intellectual property in connection with the SET(TM) process system which it later transferred to CAS effective December 1, 1996. The Company licenses from CAS the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by the CAS, the SET(TM) process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of CAS's patents and technologies to the CFC Business.

TECHNOLOGY SERIES

         Applied has entered into five-year technology and technical support agreement with the Company and CFC Technologies. Pursuant to such agreement, Applied will provide certain research and development, equipment engineering and technical support to enable the Company and CFC Technologies to exploit the CFC Business. Under such agreement, Applied will provide the Company and CFC the services of certain Applied personnel and equipment. Applied will charge CFC Technologies and the Company a fee equal to the sum of (a) the actual costs of all materials and equipment utilized in connection with such services; and (b) an hourly rate allocable to the services rendered by all Applied personnel which shall be equal to 120% of the average hourly rate of compensation then payable by Applied to such persons (based on a 35-hour work week). Under the terms of the technology and technical services agreement, in no event will the employees of Applied be required to expend in access of 25% of their business and professional time in any 90-day period to rendering services to the Company or CFC Technologies, without the majority approval or consent of Kenneth L. Adelman, Herbert A. Cohen and David L. Mitchell, or such other members of the Board of Directors of Applied not otherwise affiliated with or employed by the Company, Applied or any of their respective subsidiaries.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report:

                                                                              Page No.
Financial Statements.

         Report of Independent Public Accountants.........................    F-1

         Consolidated Balance Sheet as of December 31, 1995 and 1996......    F-2

         Consolidated Statements of Operations for the years ended
                  December 31, 1994, 1995 and 1996........................    F-3

         Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1994, 1995 and 1996..................    F-4

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1994, 1995 and 1996........................    F-5

         Notes to Consolidated Financial Statements.......................    F-6

Financial Statement Schedules.............................................    None

Exhibits.


EXHIBITS NO.        DESCRIPTION

    3.1             Certificate of Incorporation of Commodore Environmental
                    Services, Inc. (1)

    3.2 Certificate of Stock Designation of Commodore Environmental Services, Inc. (6)

    3.3             By-Laws of Commodore Environmental Services, Inc. (1)


    10.1 Certificate from the State of Vermont for Harvest American Insurance Company. (1)

    10.2 Letter Agreement, dated March 18, 1991 with Ameritech Oil and Gas Corporation with respect to Oklahoma oil & gas Field. (1)

    10.3 Operating Agreement, dated March 22, 1991 with Ameritech Oil and Gas Corporation with respect to to Oklahoma oil & gas Field. (3)


    10.4 Assumption Agreement, dated April 11, 1991 by and between Commodore Environmental Services, Inc. and Harvest American Insurance Company. (3)

    10.5 Option Agreement, dated March 15, 1993, and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (4)

    10.6 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and Paul Hannesson.
                    (4)

EXHIBITS NO.        DESCRIPTION

    10.7 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (4)

    10.8 Agreement and Plan of Merger dated as of June 24, 1993 between the Company, Sandpiper, its principal shareholders and ALS Acquisition Corp. (5)

    10.9            License Agreement between Sandpiper and the Company. (5)

    10.10 Employment Agreements between Sandpiper and Abel and Augur, respectively. (5)

    10.11           Non-competition Agreements between Sandpiper and Abel and
                    Augur. (5)

    10.12           Form of the Company's Warrant. (5)

    10.13 Stock Option Agreements between the Company and Abel and Augur, respectively. (5)

    10.14           Security Agreement between Sandpiper and the Company. (5)

    10.15 Escrow Agreement between the Company, Sandpiper, its principal shareholders and counsel to the parties. (5)

    10.16 $125,000 Non-Recourse, Non-Negotiable, secured Promissory Note from Albert and Connie Abel to the Company. (5)

    10.17 Tax and loan Indemnity Agreement between the Company and Albert Abel and Connie Abel. (5)

    10.18 Agreement and Plan of Merger dated July 28, 1993 between the Company, CFC, Abel, Augur and CFC Acquisition Corp. (5)

    10.19           Sublicense Agreement between the Company and CFC
                    Technologies, Inc. (5)

    10.20 Escrow Agreement between the Company, CFC Technologies, Inc., Abel, Augur and counsel to the parties. (5)

    10.21 Securities Purchase Agreement by and between Commodore Environmental Services, Inc. and purchasers of Series "AA" Preferred Stock. (6)

    10.22 Bond Purchase Agreement by and between Commodore Environmental Services, Inc. and purchasers of Convertible Bonds. (6)

    10.23 Stock Option Agreement, dated November 22, 1993, by and between Commodore Environmental Services, Inc. and Jim DeAngelis. (6)

    10.24 Employment Agreement, dated January 1, 1994, by and between Commodore Environmental Services, Inc. and Jim DeAngelis.
                    (6)

    10.25 Employment Agreement, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.
                    (7)

    10.26 Warrant, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri. (7)

 EXHIBITS NO.       DESCRIPTION

    10.27 Employment Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny. (7)

    10.28 Stock Option Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny. (7)

    10.29 Employment Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.
                    (7)

    10.30 Stock Option Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell. (7)

    10.31 Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane Technologies, Inc. and Sri Kilambi. (7)

    10.32 Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental Services, Inc. and Paul
                    E. Hannesson. (7)

    10.33 Employment Agreement, dated as of October 31, 1996, by and between the Company and Edwin L. Harper, Ph.D. (8)

    10.34 Form of Employment Agreement by and between the Company and Paul E. Hannesson.*

    10.35 Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Lanxide Corporation and COES Acquisition Corp. (9)

    10.36 Line of Credit Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.37 Line of Credit Promissory Note, dated November 13, 1996, by LPM in favor of the Company. (9)

    10.38 Security Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.39 Guarantee, dated November 13, 1996, by Lanxide Corporation in favor of the Company. (9)

    22.1            Subsidiaries of the registrant.*

    27.1            Financial Data Schedule.*



     *     Filed herewith.

    (1) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14, 1988.

    (2) Incorporated by reference to Exhibits 10.1 through 10.13 to the Registrant's Form 10-Q for the quarter ended June 30, 1990.

    (3) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 30, 1992.

    (4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

    (5) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

    (6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

    (7) Incorporated by reference to Exhibit 10 in the Reigistrant's Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 12, 1996.

    (8) Incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Separation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

    (9) Incorporated by reference to Exhibits 1, 3, 4, 5 and 6 in the Registrant's Form 8-K dated November 13, 1996.

Reports on Form 8-K:

    On October 15, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to Applied's acquisition of Advanced Sciences, Inc. and A.S. Environmental, Inc.

    November 27, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to its execution of the Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Lanxide Corporation and COES Acquisition Corp., relating to the Company's proposed acquisition of Lanxide Corporation.

    On December 11, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to the mutual agreement of the Company and Tanner & Co to terminate their relationship.

    On January 22, 1997, the Company filed with the Commission a Current Report on Form 8-K with respect to its sale of all of the capital stock of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc. to Commodore Applied Technologies, Inc.

    On March 27, 1997, the Company filed with the Commission Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K with respect to its sale of all of the capital stock of Commodore Separation Technologies, Inc. and Commodore CFC Technologies, Inc. to Commodore Applied Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on April 15, 1997.

                              COMMODORE ENVIRONMENTAL SERVICES, INC.


                              By: /s/ ANDREW P. ODDI
                                  -------------------------------------------
                                      Andrew P. Oddi, Vice President, Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ EDWIN L. HARPER                    President and Chief                              April 15, 1997
------------------                     Operation Officer (Principal
Edwin L. Harper                        Executive Officer)


/s/ ANDREW P. ODDI                     Vice President, Finance                          April 15, 1997
------------------                     (Principal Financial Officer)
Andrew P. Oddi

/s/ PAUL E. HANNESSON                  Chairman of the Board                            April 15, 1997
---------------------                  and Chief Executive Officer
Paul E. Hannesson

/s/ KENNETH L. ADELMAN                 Director                                         April 15, 1997
----------------------
Kenneth L. Adelman

/s/ BENTLEY J. BLUM                    Director                                         April 15, 1997
-------------------
Bentley J. Blum

/s/ HERBERT A. COHEN                   Director                                         April 15, 1997
--------------------
Herbert A. Cohen

/s/ DAVID L. MITCHELL                  Director                                         April 15, 1997
---------------------
David L. Mitchell

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Commodore Environmental Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP



Philadelphia, Pennsylvania
April 11, 1997

                          INDEPENDENT AUDITORS' REPORT

                                                       [TANNER + CO. LETTERHEAD]

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
COMMODORE ENVIRONMENTAL SERVICES, INC.


         We have audited the consolidated balance sheet of Commodore Environmental Services, Inc., and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc., and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

         The Company established a captive insurance subsidiary in July 1987, for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the company for asbestos abatement site work performed during the period July 1987 to January 1989. The accompanying financial statements at December 31, 1995 reflect a reserve of $994,000 to offset possible future claims. As discussed in note 15, the subsidiary does not have sufficient experience to accurately determine the estimate of possible claims which may be filed. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                              TANNER + CO.



Salt Lake City, Utah
February 6, 1996




                                     F-1A

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                          ASSETS                                        1996            1995
                                                                                       --------        --------

Current assets:
       Cash (Note 2)                                                                   $  7,821        $     36
       Temporary investments (Note 2)                                                     7,459              --
       Accounts receivable, net (Notes 2, 5 and 9)                                        7,149              40
       Notes and advances to related parties                                              3,034               7
       Restricted cash (Note 2)                                                             670              --
       Prepaid and other assets                                                             735              71
                                                                                       --------        --------
              Total current assets                                                       26,868             154
Certificates of deposit and restricted cash (Note 2)                                      1,145           1,843
Other receivables (Note 5)                                                                  384             303
Other investments (Note 7)                                                                  862             357
Property and equipment, net (Notes 2 and 8)                                               2,044           1,054
Note receivable from related party (Note 14)                                                 --             125
Non-performing notes receivable (Note 6)                                                    912             912
Other assets (Note 2):
       Deferred financing costs, net of accumulated amortization
            of $288 and $192, respectively                                                  192             288
       Deferred acquisition costs, net of accumulated amortization of $90                    --              45
       Patents and completed technology, net of accumulated
            amortization of $140 and $19, respectively                                    1,004             206
       Goodwill, net of accumulated amortization of $113                                  7,560              --
       Other                                                                                142              34
                                                                                       --------        --------
                                                                                          8,898             573
                                                                                       --------        --------
              Total Assets                                                             $ 41,113        $  5,321
                                                                                       ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Trade payables                                                                  $  3,801        $     --
       Payables to related parties (Note 14)                                                186           1,086
       Current portion of long term debt (Note 10)                                           89              --
       Line of credit (Note 9)                                                            7,042              --
       Other accrued liabilities                                                          2,755             670
                                                                                       --------        --------
              Total current liabilities                                                  13,873           1,756
Insurance loss reserve (Notes 2 and 15)                                                   1,275             994
Bonds payable (Note 10)                                                                   4,000           4,000
Other long term debt (Note 10)                                                               29              --
Deferred gain                                                                               690              --
Promissory note to related party (Note 3)                                                 2,250              --
                                                                                       --------        --------
              Total Liabilities                                                          22,117           6,750
Minority interests                                                                        6,165              --
Commitments and contingencies (Note 15)                                                      --              --
Stockholders' equity (Note 12):
       Preferred stock, par value $0.01 per share, authorized 10,000,000 shares,
         issued and outstanding 4,641,167 shares and 4,534,709 shares                        46              45
       Common stock, par value $0.01 per share, authorized 100,000,000 shares,
         issued 57,924,368 shares and 56,768,953 shares                                     579             568
       Additional paid-in capital                                                        41,768          19,209
       Accumulated deficit                                                              (29,537)        (21,226)
                                                                                       --------        --------
                                                                                         12,856          (1,404)
       Less 506,329 shares of treasury stock, at cost                                       (25)            (25)
                                                                                       --------        --------
              Total stockholders' equity                                                 12,831          (1,429)
                                                                                       --------        --------
              Total Liabilities and Stockholders' Equity                               $ 41,113        $  5,321
                                                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                         1996           1995           1994
                                                       --------        -------        -------

Revenues:
       Contract revenues (Note 2)                      $  5,123        $    --        $    --
       Income from commercial real estate
         activities (Notes 2 and 6)                          --          1,041            965
       Other operating income                               130              3             --
       Non-operating income                                  --             --            836
                                                       --------        -------        -------
              Total revenues                              5,253          1,044          1,801

Costs and expenses:
       Cost of sales                                      4,291             --             --
       Research and development                           2,997          1,990          1,037
       Amortization (Note 2)                                219             --             --
       In-process technology acquired                        78             --          2,457
       General and administrative                         6,406          1,518          1,357
                                                       --------        -------        -------
              Total costs and expenses                   13,991          3,508          4,851
                                                       --------        -------        -------

Loss before interest, taxes and equity in losses
       of unconsolidated subsidiary                      (8,738)        (2,464)        (3,050)

Interest income                                            (621)           (45)           (46)
Interest expense                                            808            550            763
Income tax expense (Note 11)                                 --             --             --
                                                       --------        -------        -------
Net loss before affiliate losses                         (8,925)        (2,969)        (3,767)
Equity in losses of unconsolidated subsidiaries             495             --             --
                                                       --------        -------        -------
Loss before minority interest                            (9,420)        (2,969)        (3,767)
Minority interest                                        (1,109)            --             --
                                                       --------        -------        -------
       Net loss                                        $ (8,311)       $(2,969)       $(3,767)
                                                       ========        =======        =======

       Net loss per share (Note 2)                     $   (.14)       $  (.05)       $  (.07)
                                                       ========        =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars In Thousands)
--------------------------------------------------------------------------------


                                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                     COMMON
                                              ----------------       -----------------      PAID-IN       ACCUMULATED    STOCK HELD
                                              SHARES    AMOUNT       SHARES     AMOUNT      CAPITAL         DEFICIT     IN TREASURY

BALANCE, JANUARY 1, 1994                     925,000     $ 9       55,586,687    $556       $ 16,397        $(14,490)       $(25)

Issuance of Series AA preferred stock      1,975,000      20               --      --          1,595              --          --
Issuance of Series B preferred stock       1,534,709      15               --      --          1,520              --          --
Issuance of common stock - exercise
  of options and warrants                         --      --          820,000       8              4              --          --
Issuance of common stock options                  --      --               --      --             25              --          --
Dividend on preferred stock                       --      --               --      --           (143)             --          --
Dividend on redeemable preferred stock            --      --               --      --            (11)             --          --
Net loss                                          --      --               --      --             --          (3,767)         --
                                           ---------     ---       ----------    ----       --------        --------        ----
BALANCE, DECEMBER 31, 1994                 4,434,709      44       56,406,687     564         19,387         (18,257)        (25)
Issuance of Series AA preferred stock        100,000       1               --      --             99              --          --
Issuance of common stock - exercise
  of options and warrants                         --      --          362,266       4             20              --          --
Dividends on preferred stock                      --      --               --      --           (297)             --          --
Net loss                                          --      --               --      --             --          (2,969)         --
                                           ---------     ---       ----------    ----       --------        --------        ----
BALANCE, DECEMBER 31, 1995                 4,534,709      45       56,768,953     568         19,209         (21,226)        (25)
Issuance of common stock                          --      --          200,000       2             66              --          --
Issuance of common stock - exercise
  of options and warrants                         --      --          955,415       9             86              --          --
Issuance of common stock options                  --      --               --      --             59              --          --
Issuance of Series C preferred stock         106,458       1               --      --            105              --          --
Dividend on preferred stock                       --      --               --      --           (300)             --          --
Gain on subsidiary's sale of common
  stock                                           --      --               --      --         21,641              --          --
Gain on subsidiary's issuance of stock
  in connection with the acquisition of
  Advanced Sciences, Inc.                         --      --               --      --            902              --          --

Net loss                                          --      --               --      --             --          (8,311)         --
                                           ---------     ---       ----------    ----       --------        --------        ----
BALANCE, DECEMBER 31, 1996                 4,641,167     $46       57,924,368    $579       $ 41,768        $(29,537)       $(25)
                                           =========     ===       ==========    ====       ========        ========        ====

The accompanying notes are an integral part of the consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                 1996           1995           1994
                                                                               --------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                $ (8,311)       $(2,969)       $(3,767)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
              Minority interests in net losses of subsidiary                     (1,109)            --             --
              Depreciation and amortization                                         643            106             62
              Non-cash interest expense                                              --             96             96
              Undistributed losses of unconsolidated subsidiary                     495             --             --
              Bad debt recovery                                                      --           (573)          (147)
              Increase in insurance loss reserve                                    281             --           (836)
              Write off of technology purchased in non-cash transactions             68             --          2,457
              Non-cash compensation expenses                                         59             --             25
       Changes in assets and liabilities, net of acquisitions:
              Accounts receivable                                                (2,326)            --            (40)
              Other receivables                                                     (81)            --             --
              Patents                                                              (213)          (137)           (67)
              Prepaid and other assets                                             (378)           (78)             3
              Other assets                                                         (108)            --             --
              Trade payables                                                        567             --             --
              Other accruals                                                        154           (369)           441
                                                                               --------        -------        -------
                  Net cash used in operating activities                         (10,259)        (3,924)        (1,773)
                                                                               --------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments on notes receivables                                                 --          3,242          4,048
       Increase in related party receivables                                     (2,902)             1           (904)
       Purchase of furniture and equipment                                         (881)          (387)          (708)
       Increase in temporary investments                                         (7,459)            --             --
       Increase in other investments                                             (1,000)            --           (110)
       Payments received on nonperforming assets                                     --             --             38
       Cash acquired in subsidiary's purchase                                       199             --             --
       Purchase of minority interest in subsidiary                                 (750)            --             --
       (Increase) decrease in restricted cash                                       179         (1,501)           (11)
                                                                               --------        -------        -------
                  Net cash provided by (used in) investing activities           (12,614)         1,355          2,353
                                                                               --------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from subsidiary's sale of stock                                  30,551             --             --
       Proceeds from exercise of options and warrants                                95             24             12
       Proceeds from the sale of preferred stock, net                               106            100          1,615
       Borrowings under the line of credit                                        1,361             --             --
       Issuance of bonds                                                             --             --          1,500
       Payments on long-term debt, net                                             (255)           (24)        (2,454)
       Preferred stock dividends and redemption                                    (300)          (297)          (721)
       Payments to related parties, net                                            (900)          (209)          (142)
       Increase in deferred financing costs                                          --             --            (78)
                                                                               --------        -------        -------
       Net cash provided by (used in) financing activities                       30,658           (406)          (268)
                                                                               --------        -------        -------

Increase (decrease) in cash                                                       7,785         (2,975)           312
Cash, beginning of period                                                            36          3,011          2,699
                                                                               --------        -------        -------
Cash, end of period                                                            $  7,821        $    36        $ 3,011
                                                                               ========        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (SEE NOTE 4):
       Interest paid                                                           $    169        $   454        $   662
                                                                               ========        =======        =======
       Taxes paid                                                              $     53        $    81        $    90
                                                                               ========        =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars In Thousands except per share data)
--------------------------------------------------------------------------------

     1.  BACKGROUND

         Commodore Environmental Services, Inc., and subsidiaries ("Commodore"), from January 1, 1991 to December 31, 1995 had been engaged primarily in real estate operations. Since then, Commodore has been engaged in the decontamination of hazardous waste and the separation of hazardous waste from other materials. Commodore owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

         Commodore is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Commodore has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect its operations. However, management believes the subsidiary's existing client relationships will allow Commodore to obtain new contracts in the future.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Commodore and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method since Commodore does not have a controlling interest in the venture.

         SEGMENT REPORTING
         Commodore currently has one principal business line in environmental technologies. In 1995 and prior, Commodore's principal activity was real estate.

         CASH AND CASH EQUIVALENTS
         Commodore considers cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1996 cash and cash equivalents included cash of $1,251 and highly liquid investments of $6,570.

         RESTRICTED CASH AND CERTIFICATES OF DEPOSIT
         Restricted cash consists of cash held in interest bearing deposit or escrow accounts in the amount of $670 as collateral on a line of credit of a subsidiary at December 31, 1996; $1,000 as collateral on bonds payable at December 31, 1995; and $1,095 and $793 pursuant to the Harvest American Insurance Company settlement agreement (see Note 15) at December 31, 1996 and 1995, respectively. In addition, Commodore maintained $50 in certificates of deposit as security on a line of credit at December 31, 1996 and 1995, respectively. Restricted cash and certificates of deposit are classified according to the term of their restriction.

         DEBT AND EQUITY INVESTMENTS
         Commodore adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1996. Prior to 1996, no material debt or equity securities were held.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. Commodore currently invests only in short term investments of less than six months which it classifies as available for sale. Commodore's investments in debt and equity securities are diversified among securities with high credit ratings in accordance with the company's investment policy.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Convertible bonds, notes receivable and temporary investments are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 1996.

         REALIZATION ALLOWANCE
         Mortgage receivables are recorded net of allowances for the difference between the original mortgage notes receivable with the accrued interest and the estimated fair market value of the underlying collateral.

         RESEARCH AND DEVELOPMENT
         Research and development expenditures are charged to operations as incurred except for those costs relating to the design or construction of assets having economic useful lives which are capitalized and depreciated over the estimated useful life.

         PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of assets. Management anticipates that research equipment constructed by Commodore and its subsidiaries during 1996 will be placed in service in 1997.

         OTHER ASSETS
         Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI (see Note 3). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs") (see Note 3). Completed technology and patents are being amortized on a straight-line basis over their estimated 7 and 17 year lives, respectively. The Company annually evaluates the existence of impairment on the basis of whether the goodwill and the patents and completed technology are fully recoverable from the projected undiscounted cash flows of the assets to which they relate.

         Deferred financing costs are being amortized over 5 years.

         REVENUE RECOGNITION
         Real Estate. Revenues are recognized from sales of real estate under the installment method of accounting.

         Interest Income. Commodore recognizes interest income on notes receivable when earned (see Note 5). The recognition of interest income on notes receivable is discontinued when management determines that the continuing accrual of interest may exceed the net realizable value of the receivable (see Note 6).

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         Contracts. Substantially all of the company's revenues are derived from ASI, and consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the Federal Government under a variety of contracts, most of which provide for reimbursement of costs plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

         Anticipated losses on contracts are provided for by a charge to expense during the period such losses are first identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provision) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996.

         Contract costs, both direct and indirect, are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management believes appropriate allowances have been established to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited ASI contracts through September 30, 1993. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

         INSURANCE LOSS RESERVE
         Insurance loss reserves include estimates of the cost of both reported and unreported claims incurred and unpaid at year-end (see Note 15).

         LOSS PER SHARE
         Loss per share is computed based on the weighted average number of shares outstanding at the end of the period. Shares used to determine loss per share exclude common stock equivalents as they are antidilutive. Accordingly, loss per share is based on the weighted average shares outstanding of 57,454,091; 56,212,000 and 55,535,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         CONCENTRATION OF CREDIT RISK
         In prior years, Commodore's principal operations and substantially all revenues were from collections on mortgage notes receivable. These mortgage notes receivables were from real estate transactions in Illinois and North Carolina (see Notes 5 and 6).

         Commodore maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. Commodore has not experienced any losses in such accounts. Commodore believes it is not exposed to any significant credit risk on cash and cash equivalents.

         INCOME TAXES
         Commodore provides for deferred income taxes based on estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

         USE OF ESTIMATES
         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


         RECLASSIFICATIONS
         Certain amounts have been reclassified to conform with the 1996 presentation.

         NEW ACCOUNTING PRONOUNCEMENTS
         In 1996, Commodore adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" which requires the recognition of an impairment loss for long-lived assets held for use when the estimate of undiscounted future cash flows expected to be generated by the individual asset is less than its carrying amount. Management estimates that none of the Company's long-lived assets are impaired under this definition at December 31, 1996. Although management uses the best information available on which to base its assumptions, future impairments could occur based upon future changes in economic conditions.

         In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for employee stock options or similar equity instruments. FAS 123 allows the Company the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25") with footnote disclosures of the pro forma effects if the fair value method is adopted. Commodore has adopted the disclosure approach (see Note 13).

     3.  ACQUISITIONS AND REORGANIZATIONS

         On December 22, 1993, Commodore acquired 90.05 percent of the issued and outstanding shares of voting common stock of Labs and of Commodore CFC Technologies ("CCFC"). As part of the acquisition, Commodore entered into a license agreement with Labs and a sublicense agreement with CCFC pursuant to which all patents, confidential information, and know-how owned by Labs and licensed to CCFC were acquired by Commodore. The excess purchase price of $2,457 over the value of the net assets acquired was considered in-process technology, which was charged against operations in 1994.

         In 1993 and concurrent with the Labs acquisition, the holders of Labs common stock received 577,081 shares of Labs non-voting series "B" preferred stock par value $1.00 and 5 year warrants to purchase an aggregate of 3,000,000 shares of Commodore common stock at an exercise price of $.05 per share. Mr. Albert Abel, the president of Labs, retained ownership of 9.95 percent of the Labs common stock and received 1,000,000 shares of Commodore common stock. In connection with the CCFC acquisition, Commodore acquired 90.05 percent of the outstanding shares of CCFC common stock through the issuance of 750,000 shares of its common stock to Mr. Allison Augur, Jr., the former president of CCFC, and a cash payout of $70 in aggregate to Mr. Abel and Mr. Augur. The remaining 9.95 percent of CCFC common stock was retained by Mr. Abel. In addition, Commodore issued to Mr. Abel and Mr. Augur non-qualified stock options to purchase an aggregate of 1,500,000 shares of Commodore common stock at an exercise price of $.10 per share.

         In December 1994, Commodore extended an agreement to the holders of Labs Series "A" and "B" preferred stock to exchange their Labs preferred stock for Commodore Series "B" preferred stock (see Note 12). Commodore received acceptance from shareholders holding all 977 shares of series "A" preferred stock and 557,709 of the 577,081 shares of series "B" preferred stock. Commodore accrued a liability of $19 for those shareholders that had not returned the agreement. Commodore did not record minority interest related to the merger because Labs and CCFC both had accumulated deficits in stockholders' equity at the date of acquisition and still do as of December 31, 1996.

         In exchange for the issuance of 15,000,000 shares of common stock, Commodore capitalized Commodore Applied Technologies, ("Applied") on March 29, 1996 by (1) contributing 90.05 percent of the outstanding

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         common stock of Labs and 100 percent of the outstanding capital stocks of Commodore Technologies ("Technologies"), Commodore Government Environmental ("Government"), Commodore Remediation Technologies ("Remediation"), and Sandpiper Properties ("Sandpiper"), (2) assigning all rights, titles, and interests in its contracts, assets, and properties related to AGENT 313 to Applied, and (3) contributing to Applied $3,000 of a $8,925 promissory note owed to Commodore by Labs, the proceeds of which had been used by Labs to fund the development of the AGENT 313 technology. The contributions were recorded at historical book values.

         In June of 1996, Applied sold 5,750,000 shares of its $.001 par value common stock for $6.00 per share in an initial public offering. Along with each share was one detachable warrant valued at $.10, which entitles its owner to one Applied share of stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18 per share. Net proceeds from the offering were $30,551. Commodore's gain on the transaction, which consists of the increase in the book value of its investment in Applied, has been recorded as a direct adjustment to the paid-in capital of Commodore. Deferred taxes have not been provided against the gain as the underlying basis difference is not considered to be temporary.

         In July 1996, Commodore acquired the remaining 9.95% of all subsidiaries owned by Mr. Abel for a purchase price of $3,000 of which $750 was paid in cash. The remaining $2,250 was paid in the form of a promissory note due on July 3, 2006 at 8 percent interest per year. The $706 excess of the purchase price over the fair value of the net assets acquired was recorded as completed technology. Commodore contributed the newly acquired ownership of the subsidiaries to Applied for no additional consideration.

         In October 1996, Applied acquired all of the outstanding voting common stock of ASI and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico"). The acquisition has been recorded using the purchase method of accounting. Accordingly, the results of operations of ASI have been included in those of Commodore for the period subsequent to the date of acquisition.

         In consideration for the ASI and ASE stock, ASI and ASE shareholders were issued 900,000 shares of Applied common stock with a fair value of $2,250. Assets and liabilities acquired in the ASI purchase are as follows:

                  Cash                                                 $   199
                  Accounts receivable                                    4,783
                  Prepaid expenses                                         286
                  Restricted cash                                          151
                  Property and equipment                                   377
                  Trade payables                                        (3,234)
                  Accrued expenses                                      (1,931)
                  Line of credit                                        (5,681)
                  Notes payable                                           (200)
                  Capital leases and other long-term obligations          (173)
                                                                       -------
                  Net liabilities in excess of assets purchased         (5,423)
                  Issuance of common stock                              (2,250)
                                                                       -------
                  Goodwill                                             $(7,673)
                                                                       =======

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



         Commodore's gain on the transaction, which consists of the increase in the book value of its investment in Applied, has been recorded as a direct adjustment to the paid-in capital of Commodore. Deferred taxes have not been provided against the gain as the underlying basis difference is not considered to be temporary.

         The unaudited pro forma combined results of operations of Commodore and ASI for the years ended December 31, 1996 and 1995, as if the acquisition had occurred on January 1, 1995 is as follows:

                                             1996            1995
                                           --------        --------

                  Revenue                  $ 26,779        $ 34,382

                  Net loss                 $(12,529)       $ (5,275)

                  Net loss per share       $  (0.22)       $  (0.09)

         Due to the fact that ASI's year end prior to the acquisition date was as of September 30, the foregoing unaudited pro forma results of operations consists of the combination of Commodore's annual results as of December 31, 1996 and 1995 and ASI annual results for the period ended September 30, 1996 and 1995.

         On December 2, 1996, Commodore sold Commodore Separation Technologies ("Separation"), CFC Technologies ("CFC"), and CCFC to Applied for $5,400 consisting of $3,000 in cash, and (subject to compliance with any applicable stockholder approval or notice requirements) warrants to purchase 7,500,000 shares of Applied's common stock at an exercise price of $15.00 per share with a termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. The $690 net gain on the sale has been deferred and is being amortized over 30 years.

     4.  CASH FLOW INFORMATION

         NON-CASH INVESTING AND FINANCING ACTIVITIES:
         During the year ended December 31, 1996, Commodore had the following non-cash transactions:

         Commodore organized Applied and acquired the minority interests in subsidiaries owned by Mr. Abel and ASI as described in Note 3. In addition, Commodore sold Separation, CFCC and CFC to Applied as described in Note 3.

         In January 1996, Commodore acquired all patent rights, applications, confidential know-how and technologies related to the separation and remediation process in exchange for $10 and 200,000 shares of Commodore $.01 par value common stock. The stock was valued at the fair market price on the grant date of $68. The purchase price was written-off as in-process technology and the related technology was subsequently contributed to Separation.

         During 1995, Commodore released a property in Illinois, in which it held a security interest, to be sold in exchange for pay off of the mortgage note payable of $1,710, which Commodore owed. The net book value of the note receivable at the date of payoff was $1,137 and Commodore recognized a gain on the recovery of bad debt of $573.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     5.  RECEIVABLES

         Commodore was the holder of certain notes receivable and other related receivables at December 31, 1996, 1995 and 1994, which arose through the sale of real estate properties.

         On December 30, 1994, Commodore entered into an agreement with one of its debtors whereby the debtor would pay to Commodore all future proceeds from a note which the debtor received as proceeds from the sale of the property. Management has adjusted the realization allowance to reflect its estimate of the net realizable value of the receivable. Payments have been made in accordance with the agreement on the remaining receivable and the balance appears collectible, as follows:

                                                                             DECEMBER 31,
                                                                          ---------------
                                                                          1996       1995
                                                                          ----       ----
                  Note receivable, with interest at 10.0%,
                    in various installments through 2002, unsecured       $261       $275
                  Other receivables                                        123         28
                                                                          ----       ----
                  Total mortgage and notes receivable,
                    net of realization allowance                          $384       $303
                                                                          ====       ====

         The components of the company's trade receivable are as follows as at December 31, 1996:

                  Contract receivables:
                         Amounts billed                                                    $ 9,066
                         Retainages                                                            128
                         Unrecovered costs and estimated profits
                           subject to future negotiation - not billed                           71
                                                                                           -------
                                                                                             9,265
                  Less:  Allowance for doubtful accounts and potential disallowances        (2,306)
                                                                                           -------
                  Contract receivables - net                                                 6,959
                  Other receivables, net of allowance of $306                                  190
                                                                                           -------
                  Total receivables - net                                                  $ 7,149
                                                                                           =======

         The balances billed but not paid by customers pursuant to retainage provisions are due upon completion and acceptance of the contracts.

         Unbilled receivables include current and prior year costs and fees billable upon specified events (including settlement of prior years' government audits). All such amounts have been classified as current assets although certain amounts may not be collected within one year depending on when the conditions are satisfied.

         Substantially all of trade receivables are pledged to secure its line of credit (see Note 9).

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     6.  NON-PERFORMING RECEIVABLES

         Commodore holds a mortgage note receivable and other receivables of $2,514 and $2,394 at December 31, 1996 and 1995, respectively. Because the note and receivables are non-performing according to their terms, Commodore has recorded realization allowances of $1,602 and $1,482 at December 31, 1996 and 1995, respectively, in order to reduce the net book value of the receivables to $912 at each date. Commodore is in a second position on the real estate securing the mortgage note receivable. The realization allowances are based upon the estimated recoverability of the receivables and the underlying value of the real estate. Commodore is not recognizing interest income on the receivables and is applying all payments received as a reduction of accrued interest receivable. Commodore received no payments relating to the non-performing assets for the years ended December 31, 1996 and 1995, respectively.

     7.  OTHER INVESTMENTS

         In 1994, Commodore obtained a $357 interest in an oil and gas field located in Louisiana (the "Louisiana property"), in which the Blum Family Trust had an ownership interest of 56.33 percent. The Louisiana property is approximately 10,000 acres and contains a number of oil producing wells. Remedial work and other minor repairs are being completed to bring some of its wells on line. Geological and geophysical studies on the Louisiana property have been performed and new drilling locations have been identified. The investment is accounted for under the equity method. Condensed financial information is not presented as the investment and its operations are immaterial to Commodore.

         On August 6, 1996, Teledyne Environmental, Inc. and Government formed a joint venture named Teledyne-Commodore, LLC (the "LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. Both partners funded the LLC by a $1,000 capital contribution on October 1, 1996 and each have a 50 percent controlling interest in the LLC. This investment is accounted for under the equity method.

         Summarized information of the LLC results of operations is as follows at December 31, 1996:

                  Revenues                                 $    16
                  Expenses                                   1,006
                                                           -------
                  Net loss                                    (990)
                                                           -------
                  Commodore equity in net loss (50%)       $  (495)
                                                           =======
                  Investment in LLC:
                         Gross value                       $ 1,000
                         Equity in net loss                   (495)
                                                           -------
                         Net amount                        $   505
                                                           =======

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


     8.  PROPERTY AND EQUIPMENT

         Property and equipment, including assets acquired under capital lease obligations at ASI, consists of the following major classes:

                                                                          AVERAGE                 DECEMBER 31,
                                                                        USEFUL LIFE     1996           1995
                                                                        -----------    -------        ------

                  Machinery and equipment                                    10        $ 1,987        $1,068
                  Furniture and fixtures                                      5            427           127
                  Other                                                       5             38            --
                                                                                       -------        ------
                                                                                         2,452         1,195
                  Less: accumulated depreciation and amortization                         (408)         (141)
                                                                                       -------        ------
                  Total property and equipment                                         $ 2,044        $1,054
                                                                                       =======        ======

     9.  LINE OF CREDIT

         At December 31, 1996, ASI has a $7,042 outstanding balance on a $9,250 revolving line of credit due September 30, 1997 with interest payable monthly at prime plus 1 percent (9.25 percent as of December 31, 1996). The credit line is secured by $670 of restricted cash, a $2,000 guarantee from Applied and the receivables of ASI. The line of credit contains certain financial covenants and restrictions including minimum ratios that ASI must satisfy. ASI was not in compliance with the covenants at December 31, 1996. On January 17, 1997, ASI entered into a revised line of credit agreement and received a waiver and forbearance of amounts due related to their previous covenant violations.


    10.  LONG-TERM DEBT

         BONDS PAYABLE
         In 1993 and 1994, Commodore issued $4,000 of convertible bonds which carry an interest rate of 8.5%, payable quarterly, and mature on December 3, 1998. The bonds have detachable warrants for the purchase of 500,000 shares of common stock, exercisable at $.10 per share (see
         Note 13). No value was ascribed to the warrants in the transaction. The bonds are secured by 8,000,000 unissued shares of Commodore's common stock. The bonds are convertible at any time into common stock of Commodore at the rate of one share per $1.00 of bond principal. Commodore paid an aggregate commission of $480 in cash plus 5 year warrants to purchase 2,233,332 shares of common stock at $.10 per share. The bonds are redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's common stock exceeds $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of common stock at a price of $.68 per share through December 31, 2000 (see Note 13).

         CAPITAL LEASE OBLIGATIONS
         The company has capital lease obligations of $118, net of imputed interest at rates ranging from 8 to 12 percent of which $89 is recorded as a current liability and $29 is due through to 1999.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

    11.  INCOME TAXES

         Commodore provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1996, 1995 and 1994 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss. Because Commodore is in a net operating loss carryforward position, there is no income tax provision for the three years ended December 31, 1996. The components of the net deferred income tax as of December 31, are as follows:

                                                                          1996           1995           1994
                                                                        --------        -------        -------

                  Components of the current deferred taxes - net:
                         Reserve for uncollectible receivables
                           and potential disallowances                  $  1,689        $ 3,376        $ 2,800
                         Insurance loss reserve                              540            412            412
                         Net operating loss carryforward                  10,079          5,471          4,212
                                                                        --------        -------        -------
                                    Total                                 12,308          9,259          7,424

                  Less: Valuation allowance                              (12,308)        (9,259)        (7,424)
                                                                        --------        -------        -------
                                    Total                               $     --        $    --        $    --
                                                                        ========        =======        =======

         Commodore conducts a periodic assessment of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 1996 and 1995, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.

         Commodore has net operating loss ("NOL") carryforwards at December 31, 1996 of approximately $25,197 which expire in the years 1997 through 2011. Of the total amount of NOL carryforwards at December 31, 1996, approximately $12,118 and $2,600 are limited to use against future taxable income of Applied and ASI, respectively. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

    12.  STOCKHOLDERS' EQUITY

         COMMON STOCK
         Commodore has authorized 100,000,000 shares of common stock, of which 57,924,368 and 56,768,953 shares were issued at December 31, 1996 and 1995, respectively. Of the total shares issued, 506,329 were held in treasury at December 31, 1996 and 1995.

         In 1996, Commodore issued 200,000 shares of common stock in order to purchase the technologies related to the separation and remediation process. Common stock issued through the exercise of options and warrants is described in Note 14.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         PREFERRED STOCK

         Commodore Preferred stock consists of Series AA Preferred which was issued in 1993, 1994 and 1995 for cash; Series B Preferred which was issued in 1994 in connection with the acquisition of the preferred shares of Labs and Series C preferred which was issued in 1996 for cash.

         Commodore has authorized 3,000,000 shares of Series AA preferred stock, par value $.01 per share. The Series AA Preferred stock pays non-cumulative dividends from current earnings at $.10 per annum per share and has a liquidation value of $1.00 per share. The Series AA Preferred stock is redeemable by Commodore at any time the bid price of Commodore's common stock equals or exceeds $1.25 per share at a redemption price of $1.00 per share and is convertible to shares of Commodore common stock at a 1 to 1 ratio. The Series AA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common stock at an exercise price of $.10 per share (see Note
         13). Commodore issued Series AA preferred shares in the amounts of 925,000 shares, 1,975,000 shares and 100,000 shares in 1993, 1994 and
         1995, respectively. Commissions paid out of the proceeds of the sales totaled $360.

         Commodore has authorized 1,600,000 shares of Series B Preferred stock, par value $.01 per share. The Series B preferred stock pays non-cumulative dividends from current earnings at $.08 per annum per share (commencing in 1998) and has a liquidation value of $1.00 per share. The Series B Preferred stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible to Commodore Common stock at a ratio of 3 shares of Series B Preferred to 1 share of Common. Commodore issued 1,534,709 shares of Series B Preferred in 1994 in connection with the acquisition of the preferred stock of Labs (see Note 3).

         Commodore has authorized 1,500,000 shares of Series C Preferred stock , par value of $.01 per share. The Series C Preferred stock does not pay dividends. On December 31, 1997, the Series C Preferred stock will automatically convert to Commodore Common stock at a ratio based on the market value of the common stock at that time compared to an assumed value of Series C Preferred of $1.00 per share. The market value used in this conversion will not exceed $1.50 per share or be less than $.50 per share. Commodore issued 106,458 shares of Series C Preferred in January 1996.

    13.  STOCK OPTIONS AND STOCK WARRANTS

         Commodore has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

         Had compensation expense for Commodore's employee stock options been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of FAS 123, Commodore's net loss per share would have been increased to the pro forma amounts indicated below:

                      DECEMBER 31,                     1996             1995
                                                     ---------        ---------

                  Net Loss - as reported             $  (8,311)       $  (2,969)
                  Net Loss - pro forma               $  (9,858)       $  (3,538)
                  Loss per share - as reported       $    (.14)       $    (.05)
                  Loss per share - pro forma         $    (.17)       $    (.06)

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected volatility is 60.77 percent, the expected life of the options is 4 years, and the expected risk-free rate of return is
         6.04 percent calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options. The weighted average remaining contractual life of options and warrants outstanding at December 31, 1996 is 2.75 years and 4.62 years for Commodore and Applied, respectively. The weighted average fair values of options granted during 1996 and 1995 are $0.55 and $0.34, for Commodore and $3.37 in 1996 for Applied. There were no options granted in 1995 for Applied.

         Compensation expense under APB 25 of $59 has been recognized for the stock options and warrants issued to employees and directors in 1996.

         STOCK OPTIONS
         In 1994, options to purchase an aggregate of 500,000 shares of common stock were granted to an unrelated party at an exercise price of $.01 per share, for future services. An expense of $10 was recognized using the intrinsic value approach of APB 25. Also during 1994, options for the purchase of 820,000 shares of common stock were exercised.

         In 1995, options to purchase an aggregate of 480,000 shares of common stock were granted to employees at an exercise price of $.50 per share, vesting over three years. Under APB 25, no compensation expense was recorded related to these options. Also during 1995, options for the purchase of 360,000 share of common stock were exercised.

         In 1996, options to purchase an aggregate of 7,005,000 shares of common stock were granted to employees as presented in the table below. Also during 1996, options for the purchase of 320,000 shares of common stock were exercised.

         The following table presents the outstanding options (vested and non vested) at December 31, 1996 and 1995.

 NUMBER OF         GRANTED                      NUMBER OF
  OPTIONS        (FORFEITED)     EXERCISED       OPTIONS        EXERCISE        EXPIRATION
   1995             1996           1996            1996           PRICE             DATE
---------        -----------     ---------      ---------       --------       ---------------------
  100,000               --        100,000              --            .03       December 1996
  320,000               --        160,000         160,000      .01 - .03       December 1997
1,300,000         (300,000)            --       1,000,000           0.10       December 1998
  480,000               --         60,000         420,000           0.50       May - August 1999
       --        5,650,000             --       5,650,000           1.12       November 2001
       --          300,000             --         300,000           0.38       December 2000
       --          555,000             --         555,000           0.60       February - March 2002
       --          500,000             --         500,000           0.53       February 2001
---------        ---------        -------       ---------
2,200,000        6,705,000        320,000       8,585,000
=========        =========        =======       =========

         At December 31, 1996, stock options for the purchase of 2,190,000 shares of common stock were currently exercisable at an average exercise price of $.60 per share

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         STOCK WARRANTS
         As part of its acquisition in 1993 of Commodore Labs and CCFC, Commodore issued warrants to acquire shares of Commodore's common stock totaling 3,000,000 shares at an exercise price of $.05 per share. During 1995, warrants to acquire 2,266 shares of common stock were exercised.

         As part of Commodore's 1993 issuance of series "AA" preferred stock, Commodore issued five year detachable warrants to purchase 6,000,000 shares of Commodore's common stock at an exercise price of $.10 per share. Additional warrants to purchase 2,783,332 shares of common stock at an exercise price of $.10 per share were issued to nonrelated third parties in connection with this transaction.

         Attached to the $4,000 in bonds issued in 1993 (see Note 10) were detachable warrants which expire in 1998. The warrants give the holder the right to purchase 500,000 shares of Commodore common stock for $.10 per share.

         In October 1994, Commodore entered into an employee agreement and issued warrants to purchase 500,000 shares of Commodore's common stock at an exercise price of $.14 per share exercisable 20 percent per year over a five year period. An expense of $15 was recognized by Commodore under the APB 25 intrinsic value methodology .

         In 1995, as consideration to modify the collateral agreement related to the bonds, Commodore issued warrants for the purchase of 2,000,000 shares of common stock at an exercise price of $.68 per share.

         In 1996, warrants for the purchase of 635,415 shares of common stock were exercised.

         Outstanding warrants (vested and not vested) at December 31, 1996 and 1995 are as follows:

 NUMBER OF                                NUMBER OF
 WARRANTS       GRANTED    EXERCISED       WARRANTS         EXERCISE          EXPIRATION
   1995          1996        1996            1996             PRICE               DATE
----------       ----       -------       ----------       -----------       --------------

 2,997,734         --       335,415        2,662,319       $      0.05       July 1998
 1,000,000         --            --        1,000,000              1.00       September 1998
 9,283,332         --            --        9,283,332              0.10       December 1998
   500,000         --       300,000          200,000              0.14       October 1999
 2,000,000         --            --        2,000,000              0.68       December 2000
----------                  -------       ----------
15,781,066         --       635,415       15,145,651
==========                  =======       ==========

         As of December 31, 1996, all stock warrants were currently exercisable.

    14.  RELATED PARTY TRANSACTIONS

         Commodore was allocated rental charges of $89, $58 and $63 for the years ended December 31, 1996, 1995 and 1994, respectively by an entity owned by the Company's principal shareholder and chairman. Amounts owed to the entity totaled $0 and $656 as of December 31, 1996 and 1995, respectively.

         At December 31, 1996, Commodore and its subsidiaries had advanced an aggregate amount of $3,000 to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         to Commodore by substantial common ownership. Lanxide is related to Commodore by significant common ownership. The promissory notes become due on February 28, 1998. Interest receivable on the note totaled $18 as of December 31, 1996. The notes are collateralized by the assets of LPM and guaranteed by Lanxide Corp. on behalf of its subsidiary.

    15.  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES
         Commodore and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:

                 1997             $  772
                 1998                427
                 1999                358
                 2000                221
                 2001                227
                                  ------
                                  $2,005
                                  ======

         Rent expense and lease payments approximated $318, $127, and $98 in 1996, 1995 and 1994, respectively. The lease commitments are offset by subleases of $310 and $78 in 1997 and 1998, respectively, which are not included in the obligations above.

         CAPITAL LEASE OBLIGATIONS
         ASI has capital lease obligations of $118, net of imputed interest at rates ranging from 8 percent to 12 percent, of which $89 is due in 1997 and is recorded as a current liability and the remaining $29 is due through 1999.

         EMPLOYMENT AGREEMENTS
         Commodore and its subsidiaries have employment agreements with 14 executives and key personnel. Aggregate minimum payments under the employment agreements for the following five years are as follows:

                  1997             $2,562
                  1998              1,842
                  1999              1,722
                  2000                170
                  2001                 89
                                   ------
                  Total            $6,385
                                   ======

         The company have a five-year Executive Bonus Plan (the "Plan") under which a number of executives and employees of the company are entitled to formula bonuses. Since inception of the Plan, bonus criteria have not been met.

         SELF INSURANCE
         Harvest American. In July 1987, Commodore established Harvest American Insurance Company, a wholly-owned license "captive" insurance company subsidiary. Harvest issued insurance policies exclusively to Commodore's former asbestos abatement subsidiaries. The policies were in effect from July 1987 through January 1989. The maximum exposure under policies is $5,000 in the aggregate.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         In December, 1994, the governing insurance regulators and Commodore entered into a Settlement Agreement which required Commodore to deposit $750 into an interest bearing account as a capital contribution to Harvest. As of December 31, 1996, Harvest had $1,095 in an interest bearing account and a $4,238 intercompany demand note from Commodore. Both the regulator and Harvest have the right to use proceeds from the reserve account to purchase reinsurance in order to eliminate part or all of the contingent risk. An independent actuary determined that the loss reserve required in connection with the policies issued by Harvest as of December 31, 1994 was $994. Commodore has reached a tentative agreement with a third party to re-insure the total Harvest liability for a one-time payment of $1,275 and as of December 31, 1996 Commodore adjusted its insurance loss reserve accordingly.

         Benefit Plan. During fiscal years 1996 and 1995, the company operated a health benefit plan for certain employees under which it is partially self-insured. The maximum liability is limited to $65 per individual per year. Claims in excess of the company's maximum liability are insured by a health insurance carrier.

         LITIGATION
         Commodore has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operation.

    16.  SUBSEQUENT EVENTS

         In April 1997, Separation made an initial public offering of 1,500,000 shares of its $0.001 par value common stock for $5.00 per share, 600,000 shares of its $0.001, 10 percent senior convertible redeemable preferred stock for $10.00 per share and 2,100,000 warrants for the purchase of common and preferred stock for $0.10 per warrant. Net proceeds from the Separation offering totaled approximately $11,668,000. Subsequent to Separation's initial public offering, Applied owns 87% of the common stock ownership of Separation.

         On January 5, 1997, Lockheed Martin Energy Research Corporation ("LMER") and Separation signed a license agreement of proprietary rights, processes and products owned and manufactured by the two companies for the purpose of engaging in commercial activities with LMER customers and the Department of Energy. Separation paid $50 to LMER in consideration of the agreement. Royalties will be paid to LMER in the amount of 2 percent of the first $4,000 of Separation's net annual sales and 1 percent thereafter. Separation has a minimum royalty liability of $15 per year.

         In January 1997, Commodore advanced LPM an additional $1,500 under terms similar to those outlined herein (See Note 14).

         In February 1997 and pursuant to the joint venture agreement, Applied advanced an additional $1,000 payment to the Teledyne - Commodore joint venture (See Note 7).

         In March 1997, Separation secured a bank line of credit for $1,500 expiring on April 17, 1997. Applied has guaranteed the line of credit by pledging cash collateral in an amount equal to the line of credit.

                                EXHIBIT INDEX


EXHIBITS NO.        DESCRIPTION

    3.1             Certificate of Incorporation of Commodore Environmental
                    Services, Inc. (1)

    3.2 Certificate of Stock Designation of Commodore Environmental Services, Inc. (6)

    3.3             By-Laws of Commodore Environmental Services, Inc. (1)


    10.1 Certificate from the State of Vermont for Harvest American Insurance Company. (1)

    10.2 Letter Agreement, dated March 18, 1991 with Ameritech Oil and Gas Corporation with respect to Oklahoma oil & gas Field. (1)

    10.3 Operating Agreement, dated March 22, 1991 with Ameritech Oil and Gas Corporation with respect to to Oklahoma oil & gas Field. (3)


    10.4 Assumption Agreement, dated April 11, 1991 by and between Commodore Environmental Services, Inc. and Harvest American Insurance Company. (3)

    10.5 Option Agreement, dated March 15, 1993, and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (4)

    10.6 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and Paul Hannesson.
                    (4)

EXHIBITS NO.        DESCRIPTION

    10.7 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (4)

    10.8 Agreement and Plan of Merger dated as of June 24, 1993 between the Company, Sandpiper, its principal shareholders and ALS Acquisition Corp. (5)

    10.9            License Agreement between Sandpiper and the Company. (5)

    10.10 Employment Agreements between Sandpiper and Abel and Augur, respectively. (5)

    10.11           Non-competition Agreements between Sandpiper and Abel and
                    Augur. (5)

    10.12           Form of the Company's Warrant. (5)

    10.13 Stock Option Agreements between the Company and Abel and Augur, respectively. (5)

    10.14           Security Agreement between Sandpiper and the Company. (5)

    10.15 Escrow Agreement between the Company, Sandpiper, its principal shareholders and counsel to the parties. (5)

    10.16 $125,000 Non-Recourse, Non-Negotiable, secured Promissory Note from Albert and Connie Abel to the Company. (5)

    10.17 Tax and loan Indemnity Agreement between the Company and Albert Abel and Connie Abel. (5)

    10.18 Agreement and Plan of Merger dated July 28, 1993 between the Company, CFC, Abel, Augur and CFC Acquisition Corp. (5)

    10.19           Sublicense Agreement between the Company and CFC
                    Technologies, Inc. (5)

    10.20 Escrow Agreement between the Company, CFC Technologies, Inc., Abel, Augur and counsel to the parties. (5)

    10.21 Securities Purchase Agreement by and between Commodore Environmental Services, Inc. and purchasers of Series "AA" Preferred Stock. (6)

    10.22 Bond Purchase Agreement by and between Commodore Environmental Services, Inc. and purchasers of Convertible Bonds. (6)

    10.23 Stock Option Agreement, dated November 22, 1993, by and between Commodore Environmental Services, Inc. and Jim DeAngelis. (6)

    10.24 Employment Agreement, dated January 1, 1994, by and between Commodore Environmental Services, Inc. and Jim DeAngelis.
                    (6)

    10.25 Employment Agreement, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri.
                    (7)

    10.26 Warrant, dated October 3, 1994, by and between Commodore Environmental Services, Inc. and Vincent Valeri. (7)

 EXHIBITS NO.       DESCRIPTION

    10.27 Employment Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny. (7)

    10.28 Stock Option Agreement, dated June 1, 1995, by and between Commodore Environmental Services, Inc. and Neil Drobny. (7)

    10.29 Employment Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell.
                    (7)

    10.30 Stock Option Agreement, dated August 31, 1995, by and between Commodore Environmental Services, Inc. and Carl Magnell. (7)

    10.31 Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane Technologies, Inc. and Sri Kilambi. (7)

    10.32 Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental Services, Inc. and Paul
                    E. Hannesson. (7)

    10.33 Employment Agreement, dated as of October 31, 1996, by and between the Company and Edwin L. Harper, Ph.D. (8)

    10.34 Form of Employment Agreement, by and between the Company and Paul E. Hannesson.*

    10.35 Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Lanxide Corporation and COES Acquisition Corp. (9)

    10.36 Line of Credit Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.37 Line of Credit Promissory Note, dated November 13, 1996, by LPM in favor of the Company. (9)

    10.38 Security Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.39 Guarantee, dated November 13, 1996, by Lanxide Corporation in favor of the Company. (9)

    22.1            Subsidiaries of the registrant.*

    27.1            Financial Data Schedule.*



     *     Filed herewith.

    (1) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14, 1988.

    (2) Incorporated by reference to Exhibits 10.1 through 10.13 to the Registrant's Form 10-Q for the quarter ended June 30, 1990.

    (3) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 30, 1992.

    (4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

    (5) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

    (6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

    (7) Incorporated by reference to Exhibit 10 in the Reigistrant's Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 12, 1996.

    (8) Incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Separation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

    (9) Incorporated by reference to Exhibits 1, 3, 4, 5 and 6 in the Registrant's Form 8-K dated November 13, 1996.