Form 10-Q
period 1997-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1997-05-15
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1997

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

    Number of shares of common stock outstanding at May 15, 1997 (latest practicable date):

                                              Issued and Outstanding: 58,014,368

                       PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in Thousands, Except Per Share Data)


                                                  MARCH 31,    DECEMBER 31,
                                                    1997          1996
                                                 -----------   -----------
                                                 (UNAUDITED)
ASSETS


Cash                                               $ 2,592       $ 7,821
Temporary investments                                7,035         7,459
Accounts receivable, net                             3,716         7,149
Notes and advances from related parties              4,821         3,034
Restricted cash                                      2,154           670
Prepaid assets and other current receivables         1,026           735
                                                   -------       -------

             TOTAL CURRENT ASSETS                   21,344        26,868

Certificates of deposit and restricted cash          1,160         1,145
Other receivables                                      315           384
Other investments                                    1,430           862
Property and equipment ,net                          2,248         2,044
Non-performing note receivable                         912           912
Deferred financing costs, net                          168           192
Patents and completed technology                     1,035         1,004
Goodwill, net                                        7,446         7,560
Other assets                                           283           142
                                                   -------       -------

          TOTAL ASSETS                             $36,341       $41,113
                                                   =======       =======

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Data)

                                                   MARCH 31,    DECEMBER 31,
                                                     1997          1996
                                                  -----------   ------------
                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $  3,753        $  3,801
  Due to related parties                                 185             186
  Current portion of long term debt                       89              89
  Line of credit                                       5,745           7,042
  Other current liabilities                            2,729           2,755
                                                    --------        --------

             TOTAL CURRENT LIABILITIES                12,501          13,873

Insurance loss reserve                                 1,275           1,275
Bonds payable                                          4,000           4,000
Other long term debt                                      29              29
Deferred gain                                            690             690
Promissory note to related party                       2,250           2,250
                                                    --------        --------

             TOTAL LIABILITIES                        20,745          22,117

Minority interest                                      5,183           6,165

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 4,641,167                                 46              46
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 58,014,368
    and 57,924,368                                       580             579
  Additional paid in capital                          41,708          41,768
  (Deficit)                                          (31,896)        (29,537)
                                                    --------        --------

                                                      10,438          12,856
  Less cost of 506,329 shares of common stock
    held in treasury                                     (25)            (25)
                                                    --------        --------

             TOTAL STOCKHOLDERS' EQUITY               10,413          12,831
                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 36,341        $ 41,113
                                                    ========        ========



    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in Thousands, Except Per Share Data)

                                              Three months ended
                                                    MARCH 31,
                                             ----------------------
                                              1997           1996*
                                             -------        -------
                                                   (UNAUDITED)
REVENUES

  Contract revenues                          $ 5,028        $
  Other operating income                                        111
                                             -------        -------
                                               5,028            111
COSTS AND EXPENSES
  Cost of sales                                4,009             76
  Research and development                       606            448
  General and administrative                   2,923            542
  Depreciation and amortization                  243
                                             -------        -------
                                              (2,753)          (955)
                                             -------        -------

Interest income                                 (166)           (17)
Interest expense                                 328            111
Equity in losses from unconsolidated
  subsidiary                                     426
Minority interest                               (982)
                                             -------        -------

NET LOSS                                     $(2,359)       $(1,049)
                                             =======        =======

NET LOSS PER SHARE  (Based on
  weighted average shares in 1997 and
  1996 of 57,508,000 and 57,079,000)**       $  (.04)       $  (.02)



*   Reclassified to conform to current year presentation.

** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (Dollars In Thousands, Except Per Share Data)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          1997           1996
                                                         -------        -------
                                                              (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                             $(2,359)       $(1,049)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                          243             70
       Undistributed losses of unconsolidated
              subsidiary                                     426
       Minority interest                                    (982)
       Interest                                               24             24
  (Increase) decrease in receivables                       3,433           (108)
   Decrease in inventories                                    45
   Increase in prepaid and other current assets             (291)
   Increase in other assets                                 (141)          (142)
   Increase in restricted cash                            (1,499)          (160)
   Increase (decrease) in accounts payable
     and accrued liabilities                                 (74)           111
                                                         -------        -------
             NET CASH USED IN OPERATING ACTIVITIES        (1,220)        (1,209)
                                                         -------        -------

INVESTING ACTIVITIES
  Payments received on receivables                            69             23
  Purchase of equipment                                     (309)           (73)
  Decrease in temporary investments                          424
  Increase in other investments                             (994)
  Purchase of patents                                        (56)
                                                         -------        -------
             NET CASH USED IN INVESTING ACTIVITIES          (866)           (50)
                                                         -------        -------

FINANCING ACTIVITIES
  Payments of dividends on preferred                         (75)           (75)
  Issuance of common stock                                    16            120
  Payment of line of credit                               (1,297)
  Advances from related party                              1,220
  Advances to related parties, net                        (1,787)
                                                         -------        -------
         NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                   (3,143)         1,265
                                                         -------        -------

INCREASE (DECREASE) IN CASH                               (5,229)             6

  Cash at beginning of period                              7,821             36
                                                         -------        -------

CASH AT END OF PERIOD                                    $ 2,592        $    42
                                                         =======        =======

             See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997


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

    In July 1987, Commodore Environmental Services, Inc.(the "Company") established Harvest American Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries. The policies were issued from July 1987 through January 1989. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

    In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into a Settlement Agreement which required the Company to deposit an additional $750,000 in an interest bearing account as a capital contribution to Harvest. As of March 31, 1997, Harvest had $1,110,000 in an interest-bearing account and an amended $4,238,683 intercompany demand note (the "Company Note") from the Company. The Department and/or Harvest have the right to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

    The Company has reached a tentative agreement with a third party to re-insure the total Harvest liability for a one-time payment of $1,275,000 and as of December 31, 1996 the Company adjusted its insurance loss reserve accordingly.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1996.

B - CONTINGENCIES

    The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


General

     The current principal businesses of Commodore Environmental Services, Inc. (the "Company") are conducted through its 69.3% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied"), and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

    Applied is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies throughout the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiaries revenues, such a reduction would materially affect the operations of the Company. However, management believes the subsidiary's existing client relationship will allow Applied to obtain new contracts in the future.

Results from Operations

     Revenues were $5,028,000 for the three months ended March 31, 1997 compared to $111,000 for the three months ended March 31, 1996. Such revenues for 1997 were primarily due to the Company's acquisition of Advanced Sciences, effective October 1, 1996, and consisted of engineering and scientific services performed for the Unites States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. In the first quarter of 1996, the Company recognized $111,000 of income from the separation of mixed refrigerant by using the Company's selective destruction technology. Cost of sales increased to $4,009,000 from $76,000 for the same periods. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

    For the three months ended March 31, 1997, the Company incurred research and development costs of $606,000, as compared to $448,000 for the three months ended March 31, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to the continued use of independent consultants in the development of the technology. Also, the Company hired additional technical and operational personnel to develop the process.

    General and administrative expenses for the three months ended March 31, 1997 were $2,923,000 as compared to $542,000 for the three months ended March 31, 1996. The increase is primarily due to hiring executives and staff to support the increased activities of the Company's subsidiary Applied and its change to "public" status and its efforts to commercialize the technology. Approximately $892,000 of the increase related to expenses incurred at the newly acquired Advanced Sciences subsidiary.

    Interest income was $166,000 for the three months ended March 31, 1997 as compared to $17,000 for the three months ended March 31, 1996. The increase resulted from the investment of the proceeds of Applied's public offering.

    Interest expense for the three months ended March 31, 1997 was $328,000 as compared to $111,000 for the three months ended March 31, 1996. The increase is due to the debt assumed in connection with the acquisition of ASI.

    Equity in losses from unconsolidated subsidiary for the three months ended March 31, 1997 was $426,000 as compared to $0 for the three months ended March 31, 1996. The Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

    Minority interest income for 1997 relates to the minority ownership of the Applied subsidiary. As of March 31, 1997, the Company owns 69.3% of Applied and therefore adjusts its consolidated results to reflect the portion of Applied losses which the Company does not own. In 1996, the Company owned 100% of its subsidiaries and therefore did not record any minority interest.

    The Company had a net loss of $2,359,000 for the three-month period ended March 31, 1997 as compared to a net loss of $1,049,000 for the three-month period ended March 31, 1996. The increased net loss is attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources


    The Company has working capital of $8,843,000 on March 31, 1997 as compared to working capital of $12,995,000 at the beginning of the year. The decrease in working capital is primarily attributable to the ongoing research and development activities and the administrative expenses associated with supporting those activities. In addition, the Company contributed an additional $1,000,000 to the Teledyne-Commodore LLC, joint venture.

    At March 31, 1997 and December 31, 1996, the Company had a $4,245,000 and $7,042,000 outstanding balance, respectively, on a $9,250,000 revolving line of credit due September 30, 1997. This debt was attributable to the line of credit assumed in the acquisition of Advanced Sciences, effective October 1, 1996. The reduction in debt reflects the reduction in the borrowing base through the collection of receivables. The Company anticipates refinancing the revolving line of credit in the third quarter of 1997.

    In April 1997, Commodore Separation Technologies, Inc. an 87% owned subsidiary of Applied ("Separation"), successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11,700,000. Such funds will be used primarily to finance Separation's operations through 1997. At March 31, 1997, Separation had a $1,500,000 line of credit outstanding which was repaid in April 1997 with proceeds received from the offering.

    The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest"), in July 1987, for the purpose of providing liability insurance coverage for asbestos abatement site work performed by the subsidiaries then owned by the Company . Such coverage was in effect for activities during the period from July 1987 to January 1989. As a result, the Company has available less than seven years of its own information upon which to base reserves for losses and loss adjustment expenses. Accordingly, the actual incurred losses and loss adjustment expenses may vary significantly from the estimated amounts included in the Company's financial statements. However, the Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               27.1  Financial Data Schedule

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                    (Registrant)



                                    By /s/ Andrew P. Oddi
                                       -------------------------------
                                       Andrew P. Oddi - Vice President
                                             Treasurer
                                        (As both a duly authorized
                                         Officer of the Registrant
                                         and the Chief Accounting
                                         Officer of the Registrant)





Date: May 15, 1997