Form 10-Q
period 1997-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1997-08-14
CIK 71528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                87-0275043
             --------                                ----------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        150 EAST 58TH STREET
         NEW YORK, NEW YORK                             10155
        --------------------                            -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 308-5800
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares the common stock outstanding at August 12, 1997 was 58,646,083.
    ----------

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.   FINANCIAL INFORMATION.......................................................     3

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996......................................     3

          Condensed Consolidated Statement of Operations
             Three months ended June 30, 1997 and 1996
             Six months ended June 30, 1997 and 1996..................................     5

          Condensed Consolidated Statement of Cash Flows -
             Six months ended June 30, 1997 and
             June 30, 1996............................................................     6

          Notes to Condensed Consolidated Financial Statements .......................     7

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................    11

PART II.  OTHER INFORMATION...........................................................    15

SIGNATURES............................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        JUNE 30,    DECEMBER 31,
                             ASSETS                       1997          1996
                                                       ---------     ---------
                                                      (unaudited)
Current Assets:
       Cash                                                2,055         7,821
       Temporary investments                              18,833         7,459
       Accounts receivable, net                            2,965         7,149
       Notes and advances to related parties               4,761         3,034
       Restricted cash                                       650           670
       Prepaid assets and other current assets               804           735
                                                       ---------     ---------
               Total Current Assets                       30,068        26,868

Certificates of deposit and restricted cash                1,123         1,145
Other receivables                                            568           384
Other investments                                            908           862
Property and equipment, net                                2,633         2,044
Non-performing note receivable                               912           912
Deferred financing costs, net                                144           192
Patents and completed technology, net                      1,054         1,004
Goodwill, net                                              7,481         7,560
Other assets                                                 286           142
                                                       ---------     ---------
               Total Assets                            $  45,177     $  41,113
                                                       =========     =========





           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          JUNE 30,      DECEMBER 31,
                                                            1997            1996
                                                         ----------      ----------
                                                        (unaudited)
                    LIABILITIES AND
                 STOCKHOLDERS' EQUITY
Current Liabilities:

        Accounts payable and accrued liabilities         $    4,688      $    3,801
        Due to related parties                                  188             186
        Current portion of long-term debt                        69              89
        Line of credit                                        4,008           7,042
        Other accrued liabilities                                88           2,755
                                                         ----------      ----------
               Total Current Liabilities                      9,041          13,873

Insurance loss reserve                                        1,275           1,275
Bonds payable                                                 4,000           4,000
Other long term debt                                             25              29
Deferred gain                                                   690             690
Promissory note to related party                              2,250           2,250
Minority Interest                                             9,027           6,165

Stockholders' Equity:
        Preferred stock, par value $.01 per share
            authorized 10,000,000 issued and
            outstanding 4,641,167                                46              46
        Common stock, par value $.01 per share
              authorized 100,000,000 and shares
              issued and outstanding 58,646,083
              and 57,924,368                                    585             579
        Additional paid-in capital                           53,353          41,768
        Retained earnings (deficit)                         (35,090)        (29,537)
                                                         ----------      ----------
                                                             18,894          12,856
        Less cost of 506,329 shares of common
              stock held in treasury                            (25)            (25)
                                                         ----------      ----------
              Total Stockholders' Equity                     18,869          12,831
                                                         ----------      ----------
        Total liabilities and stockholders' equity       $   45,177      $   41,113
                                                         ==========      ==========


           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,      JUNE 30,       JUNE 30,         JUNE 30,
                                                     1997          1996*          1997             1996*
                                                  ---------      ---------      ---------       ---------
Contract revenues                                 $   4,951      $      24      $   9,979             135
Costs and expenses:
         Cost of sales                                3,989              9          7,998              85
         Research and development                       827            714          1,433           1,162
         General and administrative                   3,949            551          6,872           1,093
         Depreciation and amortization                  239             --            482              --
                                                  ---------      ---------      ---------       ---------
                  Total costs and expenses           (9,004)        (1,274)       (16,785)         (2,340)
                                                  ---------      ---------      ---------       ---------
Loss from operations                                 (4,053)        (1,250)        (6,806)         (2,205)
                                                  ---------      ---------      ---------       ---------
Other income (expense):
         Interest income                                294             14            460              31
         Interest expense                              (281)          (138)          (609)           (249)
         Equity in losses from
           unconsolidated subsidiary                   (528)            --           (954)             --
         Minority interest                            1,376             --          2,358              --
         Income tax expense                              (2)            --             (2)             --
                                                  ---------      ---------      ---------       ---------
                  Net loss                        $  (3,194)        (1,374)     $  (5,553)      $  (2,423)
                                                  =========      =========      =========       =========

Net loss per share
         (Based on weighted average
         shares of 57,857,000 and 57,682,000
         in 1997 and 56,840,000 and 56,840,000
         in 1996)**                               $    (.06)     $    (.02)     $    (.10)      $    (.03)
                                                  =========      =========      =========       =========

*    Reclassified to conform to current year presentation.

** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SIX MONTHS ENDED
                                                                  JUNE 30,         JUNE 30,
                                                                    1997            1996
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $   (5,553)     $   (2,423)
   Adjustments to reconcile net (loss) to net cash used in
   operating activities:
        Depreciation and amortization                                   482             183
        Interest (non cash)                                              48              48
        Undistributed losses of unconsolidated subsidiary               954              --
        Minority interest                                            (2,358)             --
        Issuance of stock options                                       623              --
        Decrease (increase) in:
               Accounts receivable                                    4,184             (21)
               Inventory                                                 --              45
               Other assets                                            (213)           (299)
               Restricted cash                                           42            (170)
        Increase (decrease) in:
               Accounts payable and accrued liabilities                 887           1,215
               Other liabilities                                     (2,667)             --
                                                                 ----------      ----------

               Net cash used in operating activities                 (3,571)         (1,422)

CASH FLOW FROM INVESTING ACTIVITIES:
   Payments received on receivables                                      --               1
   Purchase of equipment                                               (932)           (483)
   Purchase of temporary investments                                (11,374)             --
   Acquisition of patents                                              (116)             --
   Increase in receivables                                             (184)             --
   Other investments                                                 (1,000)             --
                                                                 ----------      ----------
               Net cash used in operating activities:               (13,606)           (482)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of subsidiary stock                       11,087              --
        Issuance of preferred stock                                   5,340              --
        Increase (decrease) in line of credit                        (3,034)          2,000
        Issuance of common stock                                         55             120
        Payment of long term debt                                       (22)             --
        Payment of dividends on preferred stock                        (288)            (75)
        Advances to related parties                                  (1,727)            (21)
                                                                 ----------      ----------
               Net cash used in financing activities                 11,411           2,024


In crease (decrease) in cash                                         (5,766)            120
        Cash at beginning of period                                   7,821              36
                                                                 ----------      ----------

Cash, end of period                                              $    2,055             156
                                                                 ==========      ==========



           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 JUNE 30, 1997

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for Commodore Environmental Services, Inc. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1996.

     The current principal businesses of Commodore Environmental Services, Inc. are conducted through its 69.3% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied"), and consist of the development of technologies or the destruction of neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation of destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). In addition Applied owns 100% of Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996. ASI has contracts with various government agencies and private companies throughout the United States and abroad relating engineering and scientific services. Applied also owns 87% of Commodore Separation Technologies, Inc. whose principal business is to separate and abstract various solubilized materials from liquid and gaseous streams. The consolidated financial statements include accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances have been eliminated. All joint ventures with a 50% or less ownership have been accounted for under the equity method since Applied does not have a controlling interest.

     In July 1987, the Company established Harvest American Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, licensed by the state of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries. The policies were issued from July 1987 through January 1989. The maximum exposure under the outstanding policies is $5,000 in aggregate.

     In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into an agreement which required the Company to deposit an additional $750 in an interest bearing account as a capital contribution to Harvest. As of June 30, 1997, Harvest had $1,123 in an interest-bearing account and an amended $4,239 intercompany demand note (the "Company Note") from the Company. The Company and/or Harvest have the rights to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

     The Company has reached a tentative agreement with the third party to re-insure the total Harvest liability for a one-time payment of $1,275 and as of December 31, 1996 the Company adjusted its insurance loss reserve accordingly.

     On March 29, 1996, the Company, in exchange for the issuance of 15,000,000 shares of Applied common stock, capitalized Applied, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stocks of Commodore Technologies, Inc. ("Technologies"), Commodore Government Environmental Technologies, Inc. ("Government"), Commodore Remediation Technologies, Inc. ("Remediation"), and Sandpiper Properties, Inc. ("Sandpiper"), (2) assigned all rights, titles, and interest in its contracts, assets, and properties related to Commodore SET(TM) technology to Applied, and
(3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of SET(TM).

     In June of 1996, Applied completed an initial public offering of 5,750,000 shares of its common stock, par value $.001 per share of common stock, at a price to the public of $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to one Applied share of stock at the price of $8.40 per share from the period from June 28, 1997 until June, 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

     In July 1996, the Company acquired the remaining 9.95 percent of Labs and contributed its investment to Applied. The excess of the Company's purchase price of $3,000 over the $2,294 fair value of the net assets acquired has been recorded as completed technology and is being amortized over 7 years.

     On October 1, 1996, Applied acquired all of the outstanding voting common stock of Advanced Sciences, Inc. ("ASI") and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico"). The acquisition has been recorded using the purchase method of accounting. Accordingly, the results of operations of ASI have been included in those of Applied for the period subsequent to the date of acquisition.

     In consideration for the ASI and ASE stock, Applied issued 900,000 shares of common stock to ASI and ASE shareholders, with a fair value of $2,250. Assets and liabilities acquired are as follows:



Cash                                               $   199
Accounts Receivables                                 4,783
Prepaid expenses                                       286
Restricted cash                                        151
Property and equipment                                 377
Trade Payables                                      (3,234)
Accrued expenses                                    (1,931)
Line of credit                                      (5,681)
Notes payable                                         (200)
Capital leases and other long-term obligations        (173)
                                                   -------
Net liabilities in excess of assets purchased       (5,423)
Issuance of common stock                            (2,250)
                                                   -------
Goodwill                                           $(7,673)
                                                   =======


     On December 2, 1996 Applied purchased Commodore Separation Technologies, Inc. ("Separation"), Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from the Company for $5,400, consisting of $3,000 in cash and/or issued warrants to purchase 7,500,000 shares of Applied's common stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. Applied has recorded its investment in Separation, CFC and CCFC as $753, which is equal to the Company's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to the Company has been recorded as a direct reduction in the paid-in capital of Applied.

     Substantially all of Applied's revenues are from ASI, and consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

     Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996 and $2,444 at June 30, 1997.

     Applied's condensed consolidated financial statements for the six month period ended June 30, 1996 only include the accounts for Labs, the predecessor company and are therefore not comparable to the condensed consolidated financial statements of Applied for subsequent periods. The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as Applied does not have a controlling interest in the venture.

     At June 30, 1997, the Company and its subsidiaries had advanced an aggregate amount of $4,500 to Lanxide Performance Materials, Inc. ("LPM"); a wholly-owned subsidiary of Lanxide which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is related to the Company by common ownership. The promissory notes become due on February 28, 1998. Interest receivable on the note totaled $18 as of December 31, 1996. The notes are collateralized by the assets of LPM and guaranteed by Lanxide on behalf of its subsidiary.

     On July 3, 1997, the Company obtained effective control of Lanxide. Pursuant to a Securities Agreement dated July 3, 1997, the Company agreed to purchase up to $25 million of Lanxide's Series G Preferred Stock (the "Series G Stock") as follows: (i) on July 3, 1997, the Company purchased 10,000 shares of Series G Stock for a purchase price of $1.0 million in cash; (ii) on July 28, 1997, the Company purchased 10,000 shares of Series G Stock for $1.0 million in cash; (iii) if prior to August 27, 1997, the Company receives $10.5 million in financing, the Company will purchase 85,000 shares of Series G Stock to be paid in the form of (x) $4.0 million in cash and (y) the cancellation of Lanxide's outstanding indebtedness to the Company and Applied in the amount of $4.5 million. In addition, Lanxide issued a Warrant (the "Warrant") to the Company for the purchase of 250,000 shares of Series F Preferred Stock of Lanxide (the "Series F Stock") at an exercise price of $100 per share, which Warrant may be exercised, in part, by the exchange of shares of Series G Stock for a like number of Series F Stock. The amount and the nature of the consideration paid, and to be paid, by the Company for such securities was determined as a result of arm's-lengths negotiations among representatives of the Company and Lanxide and certain of the Lanxide Stockholders.

NOTE B - CONTINGENCIES

     The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     The current principal businesses of the Company are conducted through its 69.3% owned subsidiary. Applied, and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBS) and chlorofluorocarbons (CFCs).

     Applied is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.

     Commodore Separation Technologies, Inc. whose principal business is to separate and extract various solubilized materials from liquid and gaseous streams is currently in the development stage and intends to commercialize its separation and recovery system.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

     Revenues were $4,951 and $9,979 for the three and six months ended June 30, 1997, compared to $24 and $135 for the three and six months ended June 30, 1996. Such revenues for 1997 were primarily due to Applied's acquisition of ASI, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $3,989 and $7,998 from $9 and $85 for the same periods in 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

     For the three and six months ended June 30,1997, the Company incurred research and development costs of $827 and $1,433, as compared to $714 and $1,162 for the three and six months ended June 30, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to the continued use of independent consultants in the development of SET(TM). Also, Applied hired additional technical and operational personnel to develop the SET(TM) and separation processes.

     General and administrative expenses for the three and six months ended June 30, 1997 were $3,949 and $6,872, as compared to $551 and $1,093 for the three and six months ended June 30, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of Applied caused by its own and its subsidiary's change to "public" status and efforts to commercialize its technology. Approximately $892 and $1,647 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary.

     In April 1997, Separation completed a sale of stock which reduced Applied's ownership percent from 100 percent to 87 percent. As a result, the financial statements report $228 as that portion of the subsidiary's loss applicable to the minority interest. In addition, the Company owns 63.9 percent of Applied and therefore the financial statements report an additional $1,148 and $2,130 of minority interest for the three and six month periods ended June 30, 1997, respectively.

     Interest income was $294 and $460 for the three and six months ended June 30, 1997, as compared to $14 and $31 for the three and six months ended June 30, 1996. The increase resulted from the investment of the proceeds of Applied and its subsidiary's initial public offerings.

     Interest expense for the three and six months ended June 30, 1997 was $281 and $609 as compared to $138 and $249 for the three and six months ended June 30, 1996. Interest expense increased in 1997 due to the debt assumed in connection with the acquisition of ASI.

     Equity in losses of unconsolidated subsidiary for the three and six months ended June 30,1997 was $528 and $954, as compared to $0 for the three and six months ended June 30, 1996. Applied's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On June 28, 1996, Applied successfully completed an initial public offering of its Common Stock and warrants from which it received net proceeds of approximately $30,551. In connection with the initial public offering, Applied incurred transaction costs of approximately $649. Applied allocated approximately $12.0 million of the net proceeds for the funding of proposed collaborative joint ventures, $2.0 million of which was allocated to Teledyne-Commodore, LLC.

     In July 1996, Applied utilized a portion of the net proceeds from its initial offering to repay an outstanding line of credit of $2.0 million, as well as a $5,925 promissory note to its principal stockholder. Applied set aside $1.0 million cash collateral to support a loan made by a commercial bank to Applied's principal stockholder in December 1993. In September 1996, such cash collateral was released by the bank.

     At June 30, 1997 and December 31, 1996, Applied had a $4,008 and $7,042 outstanding balance, respectively on a $9,250 revolving line of credit due September 30, 1997. This decrease in debt was attributable to the repayment of the line of credit resulting from collections of Accounts receivable balances. Applied anticipates refinancing the revolving line of credit in the third quarter of 1997. In addition, Applied plans to pursue various options to finance its anticipated capital expenditures for 1997 and 1998.

     For the three and six months ended June 30, 1997 the Company incurred net losses of $3,194 and $5,553 respectively. At June 30, 1997 and December 31, 1996, the Company had working capital of $21,027 and $12,995, respectively.

     Effective as of December 1, 1996, Applied transferred certain of its operating assets related to its SET(TM) technology to Commodore Advanced Sciences, Inc. ("CAS"), subject to certain liabilities related to such assets, in exchange for 100 shares of common stock, par value $.01 per share, of CAS, representing all of the issued and outstanding shares of capital stock of CAS. CAS agreed to assume all of the net assets of Applied relating to its SET(TM) technology at December 1, 1996, which assets had an aggregate value of approximately $4.0 million at such date, and all known or all unknown contingent or unliquidated liabilities of and claims against Applied and its subsidiaries to the extent they relate to or arise out of the transferred assets. Applied retained, among other things, (a) all temporary cash investments of Applied at December 1, 1996, aggregating approximately $14.1 million, and (b) the executive offices and related assets of Applied located in Virginia.

     Effective as of December 2, 1996, Applied acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Refrigerant from the Company, as part of a corporate restructuring of the Company to consolidate all of its current environmental technology businesses with Applied. In addition, the Company assigned to Applied outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by the Company to Separation, which Applied has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to Applied, Applied paid the Company $3.0 million in cash and, issued to the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied Common Stock at an exercise price of $15.00 per share, valued at $2.4 million.

     In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.1 million. Such funds will be used primarily to finance Separation's operations through 1997. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent.

     In May 1997, the Company sold $6,000 of 7 percent convertible preferred shares, Series D and warrants to purchase 600,000 shares of Applied Common Stock now held by the Company. Net proceeds from the offering were $5,340.

     The Company established a captive insurance subsidiary, Harvest American Insurance Company ("Harvest") in July 1987 for the purpose of providing liability insurance coverage to the environmental services subsidiaries of the Company for asbestos abatement site work for the period July 1987 through January 1989. As a result, less than seven years of its own information upon which to base reserves for losses and loss adjustment expenses is available. Accordingly, the actual incurred losses and loss adjustment expenses may differ significantly from the estimated amounts included in the accompanying financial statements. The Company's management believes its reserves for losses and loss adjustment reserves are reasonable.

     Although the balance of the insurance loss reserve is recorded as a current liability, it is not possible to determine whether that balance or any additional cash funds will be required to be paid during 1997.

NET OPERATING LOSSES

     The Company has net operating loss carry forwards which expire in the years 2000 through 2011. The amount of net operating loss carry forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carry forwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, competitive conditions in the industries in which the Company operates, failure to commercialize one or more of the technologies of the Company and general economic conditions that are less favorable than expected. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this respect will in fact occur.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

          There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

ITEM  2.  CHANGE IN SECURITIES

          Not applicable.

ITEM  3.  DEFAULTS AMONG SENIOR SECURITIES

          Not applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM  5.  OTHER EVENTS

          Not applicable.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8 - K

          (a)  Exhibits - none

          (b)  Reports on Form 8 - K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:  AUGUST 14,1997           COMMODORE ENVIRONMENTAL SERVICES, INC.
                                (REGISTRANT)



                                BY
                                  ---------------------------------------------
                                   MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                   CHIEF FINANCIAL AND ADMINISTRATIVE OFFICER,
                                   SECRETARY, AND GENERAL COUNSEL (AS BOTH A
                                   DULY AUTHORIZED OFFICER OF THE REGISTRANT
                                   AND THE PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                   ACCOUNTING OFFICER OF THE REGISTRANT)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27            FINANCIAL DATA SCHEDULE