Form 10-Q
period 1997-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1997-11-13
CIK 71528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 (MARK ONE)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR

    [ ]                  TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                  87-0275043
                 --------                                  ----------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


           150 EAST 58TH STREET
            NEW YORK, NEW YORK                               10155
            ------------------                               -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)


REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
                                                     --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]   No [ ].

   The number of shares of common stock outstanding at November 5, 1997 was 58,883,583.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I . FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .        3



Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996 . . . . . . . . . . . .        3

         Condensed Consolidated Statement of Operations -
               Three months ended September 30, 1997 and 1996
               Nine months ended September 30, 1997 and 1996. . . . . . . . . .        5

         Condensed Consolidated Statement of Cash Flows -
               Nine months ended September 30, 1997 and
               September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .        6

         Notes to Condensed Consolidated Financial Statements . . . . . . . . .        7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . .       12

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .       16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .       17

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18


                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                SEPTEMBER 30,  DECEMBER 31,
                         ASSETS                     1997            1996
                                                ------------   ------------
                                                (unaudited)
Current Assets:
      Cash                                      $      2,054   $      7,821
      Temporary investments                           14,297          7,459
      Accounts receivable, net                         3,372          7,149
      Notes and advances to related parties            5,050          3,034
      Restricted cash                                     50            670
      Prepaid assets and other current assets            716            735
                                                ------------   ------------
               TOTAL CURRENT ASSETS                   25,539         26,868

Certificates of deposit and restricted cash            1,123          1,145
Other receivables                                        309            384
Other investments                                      2,961            862
Property and equipment, net                            2,768          2,044
Non-performing note receivable                           912            912
Deferred financing costs, net                            120            192
Patents and completed technology, net                  1,114          1,004
Goodwill, net                                          7,417          7,560
Other assets                                             111            142
                                                ------------   ------------
                    TOTAL ASSETS                $     42,374   $     41,113
                                                ============   ============





           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1997             1996
                                                     ------------    ------------
                        LIABILITIES AND
                      STOCKHOLDERS' EQUITY           (unaudited)
Current Liabilities:
      Accounts payable and accrued liabilities       $      2,309    $      3,801
      Notes payable                                            55              --
      Current portion of long-term debt                        48              89
      Line of credit                                        1,309           7,042
      Other accrued liabilities                             3,095           2,755
                                                     ------------    ------------
                TOTAL CURRENT LIABILITIES                   6,816          13,687

Insurance loss reserve                                      1,275           1,275
Bonds payable                                               4,000           4,000
Due to related parties                                        186             186
Other long term debt                                           22              29
Deferred gain                                                 690             690
Promissory note to related party                            2,250           2,250
Minority interest                                           7,817           6,165
Minority interest in preferred stock of subsidiary          1,626              --
Redeemable preferred stock                                  8,640              --

Stockholders' Equity:
      Preferred stock, par value $.01 per share
           authorized 10,000,000 issued and
           outstanding 4,224,461 and 4,641,167                 42              46
      Common stock, par value $.01 per share
            authorized  100,000,000 and shares
            issued and outstanding 58,758,583
            and 57,924,368                                    588             579
      Additional paid-in capital                           46,688          41,768
      Retained earnings (deficit)                         (38,241)        (29,537)
                                                     ------------    ------------
                                                            9,077          12,856
      Less cost of 506,329 shares of common
            stock held in treasury                            (25)            (25)
                                                     ------------    ------------
              TOTAL STOCKHOLDERS' EQUITY                    9,052          12,831

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     42,374    $     41,113
                                                     ============    ============



           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                   1997             1996(*)         1997            1996(*)
                                               ------------     ------------    ------------     ------------
REVENUES:
       Contract revenues                       $      5,738     $         28    $     15,717     $        163
       Other operating revenues                          --               --              --               31
                                               ------------     ------------    ------------     ------------
                                                      5,738               28          15,717              194
COSTS AND EXPENSES:
       Cost of sales                                  4,481               64          12,479              149
       Research and development                         752              977           2,185            2,139
       General and administrative                     4,160            1,291          11,032            2,384
       Depreciation and amortization                    289               --             771               --
                                               ------------     ------------    ------------     ------------
TOTAL COSTS AND EXPENSES                              9,682            2,332          26,467            4,672

LOSS FROM OPERATIONS                                 (3,944)          (2,304)        (10,750)          (4,478)

OTHER INCOME (EXPENSE):
       Interest income                                  368              265             828              265
       Interest expense                                (265)            (145)           (874)            (394)
       Equity in losses from
          unconsolidated subsidiary                    (512)              --          (1,466)              --
       Minority interest                              1,200              302           3,558              302
       Income tax expense                                --               --              --               --
                                               ------------     ------------    ------------     ------------
                 NET (LOSS)                    $     (3,153)    $     (1,882)   $     (8,704)    $     (4,305)
                                               ============     ============    ============     ============

NET (LOSS) PER SHARE
       (Based on weighted average
       shares of 58,252,000 and 57,872,000
       in 1997 and 57,125,000 and 56,935,000
       in 1996) (* *)                          $       (.05)    $       (.03)   $       (.15)    $       (.08)
                                               ============     ============    ============     ============

(*)       Reclassified to conform to current year presentation.

(* *) Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

           (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1997            1996
                                                               ------------    ------------
OPERATING ACTIVITIES
   Net loss                                                    $     (8,704)   $     (4,305)
   Adjustments to reconcile net (loss) to net cash used in
   operating activities:
       Depreciation and amortization                                    771             238
       Interest (non cash)                                               72              72
       Undistributed losses of unconsolidated subsidiary              1,466              --
       Minority ownership in losses                                  (3,558)           (302)
       Issuance of stock options                                        623              --
   Changes in assets and liabilities:
       Accounts receivable                                            3,777             (55)
       Inventories                                                       --              45
       Other assets                                                      50            (287)
       Restricted cash                                                  642            (270)
       Accounts payable and accrued liabilities                      (1,152)            715
       Other current liabilities                                         14              --
                                                               ------------    ------------
             NET CASH USED IN OPERATING ACTIVITIES                   (5,999)         (4,149)

INVESTING ACTIVITIES
    Payments received on receivables                                     75               7
    Acquisition of patents                                             (116)             --
    Purchase of equipment                                            (1,346)           (917)
    Purchase of temporary investments                                (6,838)        (20,766)
    Other investments                                                (3,565)         (1,000)
                                                               ------------    ------------

             NET CASH USED IN INVESTING ACTIVITIES                  (11,790)        (22,676)

FINANCING ACTIVITIES
    Proceeds from sale of subsidiary stock                           12,695          30,568
    Issuance of preferred stock                                       7,832              --
    Increase in line of credit                                           --           2,000
    Payment on line of credit                                        (5,733)         (2,000)
    Issuance of common stock                                             55             155
    Payment of long term debt                                            (7)             --
    Payment of dividends on preferred stock                            (508)           (225)
    Advances from (payment to) related parties                       (2,016)         (1,483)
    Other                                                              (296)             --
                                                               ------------    ------------
             NET CASH PROVIDED BY
                       FINANCING ACTIVITIES                          12,022          29,015
                                                               ------------    ------------
INCREASE (DECREASE) IN CASH                                          (5,767)          2,190

    Cash at beginning of period                                       7,821              36
                                                               ------------    ------------
CASH AT END OF PERIOD                                          $      2,054    $      2,226
                                                               ============    ============


            See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1997

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The current principal businesses of Commodore Environmental Services, Inc. are conducted through its 65.9% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied"), and consist of the development of technologies or the destruction of neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs). In addition Applied owns 100% of Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996. ASI has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the Department of Energy and the Department of Defense. Applied also owns 87% of Commodore Separation Technologies, Inc., whose principal business is to separate and extract various solubilized materials from liquid and gaseous streams. The consolidated financial statements include accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances have been eliminated. All joint ventures with a 50% or less ownership have been accounted for under the equity method since Applied does not have a controlling interest.

         In July 1987, the Company established Harvest American Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, licensed by the state of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company former asbestos abatement subsidiaries. The policies were issued from July 1987 through January 1989. The maximum exposure under the outstanding policies is $5,000 in aggregate.

         In December 1994, The Vermont Department of Banking and Insurance (the "Department"), and the Company entered into an agreement which required the Company to deposit an additional $750 in an interest bearing account as a capital contribution to Harvest. As of September 30, 1997, Harvest had $1,123 in an interest-bearing account and an amended $4,239 intercompany demand note (the "Company Note") from the Company. The Company and/or Harvest have the rights to use the proceeds from the reserve account to purchase reinsurance in order to eliminate all or part of the insurance risk.

         The Company has reached an agreement with the third party to re-insure the total Harvest liability for a one-time payment of $1,275, and as of December 31, 1996, the Company adjusted its insurance loss reserve accordingly.

         On March 29, 1996, the Company, in exchange for the issuance of 15,000,000 shares of Applied common stock, capitalized Applied, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stock of Commodore Technologies, Inc. ("Technologies"), Commodore Government Environmental Technologies, Inc. ("Government"), Commodore Remediation Technologies, Inc. ("Remediation"), and Sandpiper Properties, Inc. ("Sandpiper"), (2) assigned all rights, titles, and interest in its contracts, assets, and properties related to Commodore's SET(TM) technology to Applied, and (3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of SET(TM).

         In June of 1996, Applied completed an initial public offering of 5,750,000 shares of its common stock, par value $.001 per share of common stock, at a price to the public of $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles the holders to purchase one Applied share of stock at the price of $8.40 per share from the period from June 28, 1997, until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

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
                                                          =======


         On December 2, 1996, Applied purchased Commodore Separation Technologies, Inc. ("Separation"), Commodore CFC Technologies, Inc. ("Refrigerant") and CFC Technologies, Inc. ("CFC") from the Company for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's common stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. The acquisition has been accounted for as a transaction between entities under common control. Applied has recorded its investment in Separation, CFC and Refrigerant as $753, which is equal to the Company's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to the Company has been recorded as a direct reduction in the paid-in capital of Applied.

         Substantially all of Applied's revenues are from ASI and consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded under the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

         Anticipated losses on contracts are provided for by a charge to income during the period such losses are identified. Changes in job performance, job conditions, estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined. Allowances for anticipated losses totaled $2,306 at December 31, 1996, and $993 at September 30, 1997.

         The Company's condensed consolidated financial statements for the nine month period ended September 30, 1996, do not include the accounts for ASI and are therefore not comparable to the condensed consolidated financial statements of the Company for subsequent periods. The acquisition of ASI occurred on October 1, 1996. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method as Applied does not have a controlling interest in the venture.

         At September 30, 1997, the Company and its subsidiaries had advanced an aggregate amount of $4,500 to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corporation ("Lanxide"), which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is related to the Company by common ownership. The promissory notes become due on February 28, 1998. Interest receivable on the note totaled $18 as of December 31, 1996. The notes are collateralized by the assets of LPM and guaranteed by Lanxide on behalf of its subsidiary.

         On July 3, 1997, the Company announced it had effective control of Lanxide pursuant to a Voting Agreement, dated July 3, 1997, which is in effect until December 31, 1998. In addition, pursuant to a Securities Agreement dated July 3, 1997, the Company agreed to purchase up to $25 million of Lanxide's Series G Preferred Stock (the "Series G Stock") as follows: (i) on July 3, 1997, the Company purchased 10,000 shares of Series G Stock for a purchase price of $1.0 million in cash; (ii) on July 28, 1997, the Company purchased 10,000 shares of Series G Stock for $1.0 million in cash; (iii) if prior to August 27, 1997, the Company receives $10.5 million in financing, the Company will purchase 85,000 shares of Series G Stock to be paid in the form of (x) $4.0 million in cash and (y) the cancellation of Lanxide's outstanding indebtedness to the Company and Applied in the amount of $4.5 million. The financing contemplated in (iii) above did not occur. In addition, Lanxide issued a Warrant (the "Warrant") to the Company for the purchase of 250,000 shares of Series F Preferred Stock of Lanxide (the "Series F Stock") at an exercise price of $100 per share, which Warrant may be exercised, in part, by the exchange of shares of Series G Stock for a like number of Series F Stock. The amount and the nature of the consideration paid, by the Company for such securities was determined as a result of arm's-lengths negotiations among representative of the Company and Lanxide and certain of the Lanxide Stockholders.

         In May 1997, the Company sold $6.0 million of 7 percent Series D redeemable convertible preferred stock, par value $.01 per share (the "Series D Preferred Stock"), and warrants to purchase 600,000 shares of Applied common stock currently held by the Company. In August 1997, the Company amended the May 1997 sale by issuing additional warrants entitling holders to purchase an additional 150,000 shares of Applied common stock currently held by the Company. In August 1997, the Company sold an additional $2.8 million of Series D Preferred Stock and warrants to purchase an additional 425,000 shares of Applied common stock currently held by the Company. The Company received and aggregate net proceeds of approximately $7.8 million from the offerings. Additionally, the Company issued warrants to affiliates of the placement agent to purchase an aggregate of 85,000 shares of Applied common stock at exercise prices of $7.14 per share as to 60,000 shares and $5.15 per share as to 25,000 shares.

         In August 1997, Applied completed a sale of 18,000 shares of newly-created Series A Preferred Stock. In connection with the sale of the preferred stock, Applied issued warrants, expiring on August 15, 2002, to the placement agent entitling the placement agent to purchase 19,407 shares of Applied's common stock at $5.80 per share. Net proceeds from this sale were $1.6 million.

         In October 1997, Applied completed sales of 700,000 shares of common stock of Applied, from which Applied received aggregate net proceeds of $2.4 million. In connection with the private placements, Applied incurred transaction costs of approximately $209 and issued warrants, expiring on September 30, 2002, to the placement agent.

         In September and October 1997, four investors elected to convert a portion of their Series D Preferred Stock (a total of 8,600 shares of Series D Preferred Stock) into Applied common stock. Such conversion resulted in the transfer by the Company of 41,599 shares and 230,605 shares, respectively, of its Applied common stock to such investors. As a result of the conversion of 1,600 shares of the Company's Series D Preferred Stock into 41,599 shares of Applied common stock in September 1997, and Applied's private placement of 700,000 of its shares of common stock and the conversion of 7,000 shares of the Company's Series D Preferred Stock into 230,605 of Applied common stock in October 1997, the Company's equity ownership in Applied decreased from 69.3 percent at June 30, 1997, to 65.9 percent in October 1997.

NOTE B - CONTINGENCIES

         The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The current principal businesses of the Company are conducted through its 65.9% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied"), and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs).

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

         Commodore Separation Technologies, Inc. ("Separation") whose principal business is to separate and extract various solubilized materials from liquid and gaseous streams, is currently in the development stage and intends to commercialize its separation and recovery system.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

         Revenues were $5,738 and $15,717 for the three and nine months ended September 30, 1997, compared to $28 and $194 for the three and nine months ended September 30, 1996. Such revenues for 1997 were primarily due to Applied's acquisition of ASI, effective October 1, 1996, and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $4,481 and $12,479, from $64 and $149 for the same periods in 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the three and nine months ended September 30, 1997, the Company incurred research and development costs of $752 and $2,185, as compared to $977 and $2,139 for the three and nine months ended September 30, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, primarily due to the continued use of independent consultants in the development of SET(TM). Also, Applied hired additional technical and operational personnel to develop the SET(TM) and separation processes.

         General and administrative expenses for the three and nine months ended September 30, 1997, were $4,160 and $11,032, as compared to $1,291 and $2,384 for the three and nine months ended September 30, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of Applied caused by its own and its subsidiary's change to "public" status and efforts to commercialize its technology. Approximately $1,046 and $2,693 of the increase relates to expenses incurred at the newly acquired ASI subsidiary.

         In April 1997, Separation completed a public offering of its equity securities which reduced Applied's ownership percent from 100 percent to 87 percent. As a result, the financial statements report $201 as that portion of the subsidiary's loss applicable to the minority interest. In addition, the Company owns 65.9 percent of Applied and therefore the financial statements report an additional $1,200 and $3,558 of minority interest for the three and nine month periods ended September 30, 1997, respectively.

         Interest income was $368 and $828 for the three and nine months ended September 30, 1997, as compared to $265 and $265 for the three and nine months ended September 30, 1996. The increase resulted from the investment of the proceeds of Applied and its subsidiary's initial public offerings.

         Interest expense for the three and nine months ended September 30, 1997, was $265 and $874, as compared to $145 and $394 for the three and nine months ended September 30, 1996. Interest expense increased in 1997 due to the debt assumed in connection with the acquisition of ASI.

         Equity in losses of unconsolidated subsidiary for the three and nine months ended September 30, 1997 was $512 and $1,466, as compared to $0 for the three and nine months ended September 30, 1996. Applied's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

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

         At June 30, 1997 and December 31, 1996, the Applied had a $1,309 and $7,042 outstanding balance on a revolving line of credit, respectively. This decrease in debt was attributable to the line of credit resulting from collections on accounts receivable balances and a $2.8 million paydown on a $9,250 revolving line of credit due September 30, 1997. Applied refinanced that portion of the line of credit secured by receivables which is now due March 31, 1998. In addition, Applied is pursuing various options to finance its anticipated capital expenditures for 1997 and 1998, and to refinance its line of credit secured by receivables.

         For the three and nine months ended September 30, 1997, the Company incurred net losses of $3,153 and $8,704, respectively. At September 30, 1997, and December 31, 1996, the Company had working capital of $18,723 and $13,181, respectively.

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

         Effective as of December 2, 1996, Applied acquired (i) all of the outstanding capital stock of Separation and (ii) all of the outstanding capital stock of Commodore CFC Technologies, Inc. ("Refrigerant") from the Company, as part of a corporate restructuring of the Company to consolidate all of its current environmental technology businesses with Applied. In addition, the Company assigned to Applied outstanding Separation notes aggregating $976 at December 2, 1996, representing advances previously made by the Company to Separation, which Applied has contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and Refrigerant to Applied, Applied paid the Company $3.0 million in cash and issued to the Company a warrant expiring December 2, 2003, to purchase 7,500,000 shares of Applied common stock at an exercise price of $15.00 per share, valued at $2.4 million.

         In April 1997, Separation successfully completed an initial public offering of its equity securities, from which it received net proceeds of approximately $11.1 million. Such funds will be used primarily to finance Separation's operations through 1997. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent.

         In May and August 1997, the Company sold $8.8 million of 7 percent Series D redeemable convertible preferred stock, par value $.01 per share ("Series D Preferred Stock"), and warrants to purchase 1,260,000 shares of Applied common stock currently held by the Company. Net proceeds from the offering were $7.8 million. In September and October 1997, four investors elected to convert a total of 8,600 shares of their Series D Preferred Stock into Applied common stock. Such conversion resulted in the transfer by the Company of 41,599 shares and 230,605 shares, respectively, of its Applied common stock to such investors.

         In October 1997, Applied completed sales of 700,000 shares of its common stock, from which it received an aggregate net proceeds of $2.4 million. As a result of the conversion of 1,600 shares of the Company's Series D Preferred Stock into 41,599 of Applied common stock in September 1997, and Applied's private placement of 700,000 shares of its common stock and the conversion of 7,000 shares of the Company's Series D Preferred Stock into 230,605 of Applied common stock in October 1997, the Company's equity ownership in Applied decreased from 69.3 percent at June 30, 1997, to 65.9 percent in October 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 12, 1997, the Company conducted its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of August 6, 1997, there were 57,887,519 shares of Company Common Stock eligible to vote. Of these shares, 51,877,237, (89.6%) were represented either in person or by proxy at the Annual Meeting. The following matters were submitted to a vote at the Annual Meeting with the following results:

(a) Election of Directors: Each of the following nominees for election to the Board of Directors of the Company were elected by an affirmative vote of 51,815,601 shares, or 89.5% of all eligible shares: Paul E. Hannesson, Bentley J. Blum, Edwin L. Harper, Ph.D., Kenneth L. Adelman, Ph.D., Herbert A. Cohen, and David L. Mitchell. 59,336 shares were "withheld" with respect to each of the foregoing nominees, and no shares were represented as "broker non-votes."

(b) Ratification of Adoption of 1997 Stock Option Plan: By an affirmative vote of 45,686,969 shares, or 78.9% of all eligible shares, the stockholders of the Company ratified the adoption of the 1997 Stock Option Plan. 221,831 shares were voted "against" adoption of the 1997 Stock Option Plan; 282,460 shares "abstained;" and no shares were represented as "broker non-votes."

(c) Ratification of Independent Auditors: By an affirmative vote of 51,818,425 shares, or 89.5% of all eligible shares, the stockholders of the Company ratified the appointment of Price Waterhouse, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. 39,360 shares were voted "against" approval of this proposal; 19,452 shares "abstained;" and no shares were represented as "broker non-votes."

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - none

         (b) Reports on Form 8-K  -

             The Company filed a Current Report on Form 8-K dated, May 20, 1997, regarding the sale of 7 percent Series D Convertible Preferred Stock of the Company and Warrants to purchase 600,000 shares of common stock of Applied.

             The Company filed a Current Report on Form 8-K dated, July 3, 1997, regarding the Company obtaining effective control of Lanxide Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:    NOVEMBER 13, 1997        COMMODORE ENVIRONMENTAL SERVICES, INC.
                                  (REGISTRANT)


                                  BY /s/ MICHAEL D. FULLWOOD
                                    ----------------------------------------
                                    MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                    CHIEF FINANCIAL AND ADMINISTRATIVE OFFICER,
                                    SECRETARY, AND GENERAL COUNSEL (AS BOTH A
                                    DULY AUTHORIZED OFFICER OF THE REGISTRANT
                                    AND THE PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                    ACCOUNTING OFFICER OF THE REGISTRANT)