Form 10-K
period 1997-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1998-04-07
CIK 71528

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-10054

                     Commodore Environmental Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          87-0275043
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   150 East 58th Street, Suite 3400
         New York, New York                                       10155
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
             Title of Each Class                  on Which Registered
             -------------------                 ----------------------
Common Stock, par value $0.01 per share                   None

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 26, 1998 with an aggregate market value of approximately $10,377,000 (based upon the average of the bid and asked prices of the Common Stock on March 26, 1998 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of March 26, 1998, 61,722,993 shares of the registrant's Common Stock were outstanding.
                       ----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

39
                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                 ----
PART I............................................................................................................1


     ITEM 1.      BUSINESS........................................................................................1

                  General.........................................................................................1
                  Environmental Treatment and Services............................................................2
                  Polymer Manufacturing and Sales................................................................10
                  Liability Insurance............................................................................11
                  Raw Materials..................................................................................14
                  Backlog........................................................................................15
                  Research and Development.......................................................................15
                  Patents and Trademarks.........................................................................15
                  Competition....................................................................................15
                  Environmental Regulation.......................................................................17
                  Employees......................................................................................19

     ITEM 2.      PROPERTIES.....................................................................................20


     ITEM 3.      LEGAL PROCEEDINGS..............................................................................20


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................20


PART II..........................................................................................................21


     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................21

                  Market Information.............................................................................21
                  Dividend Information...........................................................................21
                  Recent Sales of Unregistered Securities........................................................22

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................25


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........26

                  Overview.......................................................................................26
                  Results of Operations..........................................................................26
                  Liquidity and Capital Resources................................................................28
                  Net Operating Loss Carryforwards...............................................................29
                  Year 2000 Considerations.......................................................................30
                  Forward-Looking Statements.....................................................................30

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................31

                                                                                                                Page
                                                                                                                 ----
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................31


     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........31


PART III.........................................................................................................32


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................32

                  Executive Officers and Directors...............................................................32
                  Key Employees..................................................................................34
                  Board Committees...............................................................................34
                  Compensation of Directors......................................................................35
                  Compliance with Section 16(a) of the Exchange Act..............................................35

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................36

                  Summary Compensation...........................................................................36
                  Stock Options..................................................................................38
                  Employment Agreements..........................................................................39
                  Compensation Committee Interlocks and Insider Participation....................................40
                  Report of the Compensation Committee on Executive Compensation.................................40

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..........................................................................45


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................47

                  Organization and Capitalization of Applied.....................................................47
                  Services Agreement.............................................................................48
                  February 1998 Private Placement................................................................48
                  February 1998 Intercompany Note................................................................48
                  1997 Private Placement.........................................................................49
                  September 1997 Intercompany Convertible Note...................................................49
                  Transactions with Lanxide......................................................................50
                  License of SET Technology......................................................................51
                  CFC Technology and Support Agreement...........................................................51
                  Future Transactions............................................................................52

PART IV..........................................................................................................53


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................53

SIGNATURES.......................................................................................................57

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may be expected to have a significant impact upon their markets. As of March 26, 1998, the Company owned approximately 43% of Commodore Applied Technologies, Inc. ("Applied"), which, through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes Applied provides, through its wholly-owned subsidiary Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET(TM) (solvated electron technology), for treating and decontaminating soils and other materials containing PCBs, pesticides, dioxins and other toxic contaminants. Through a 50/50 joint venture with a subsidiary of Allegheny Teledyne, Inc., known as Teledyne--Commodore, LLC, Applied is jointly pursuing the chemical weapons destruction and demilitarization market on a worldwide basis utilizing the SET technology. Applied, through its publicly-traded subsidiary Commodore Separation Technologies, Inc. ("Separation"), also provides a system, known as SLiM(TM) (supported liquid membrane), that has been proven in limited-scale tests to separate and recover chromium, cadmium, silver, nickel, zinc, copper and other targeted substances from aqueous and possibly gaseous waste streams. Applied, through Commodore Advanced Sciences, Inc. ("Advanced Sciences"), also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of Applied's technologies. The operations of Advanced Sciences, which account for substantially all of Applied's current revenues, also include engineering and technical services in connection with designing production processes to minimize or eliminate the generation of hazardous wastes. Additionally, Applied, through its wholly-owned subsidiary Commodore CFC Technologies, Inc. ("CFC Technologies"), is engaged in separating mixed refrigerants, chlorofluorocarbons and hydrochlorofluorocarbons so that they may be returned to productive use at purity levels meeting industry standards.

         Demand for Applied's environmental technologies and services arises principally from three sources:

     o need for alternative environmental treatment and disposal methods for toxic substances, such as the SET technology, which do not involve safety risks with respect to air pollution and transportation of hazardous materials, or result in large volumes of residual waste that require further treatment prior to disposal;

     o need for a low cost, on-site extraction/removal system, such as the SLiM technology, which is capable of treating a wide variety of elements and compounds in multiple industrial settings at great speed and with a high degree of effectiveness, at various contaminant concentrations and volumes; and

     o stricter legislation and regulations mandating new or increased levels of air and water pollution control and solid waste management.

         Applied's overall strategy is to provide a broad range of "state-of-the-art" environmental technologies and services to solve its customers' increasingly complex pollution and waste disposal problems. The Company believes that Applied's technological capabilities provide significant marketing advantages to Applied and enable it to provide its customers greater "value-added" services through the integration of its various disciplines.

         In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc. ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET(TM) from a subsidiary of Lanxide Corporation ("Lanxide"), a company which specializes in the manufacture of ceramic bonding and refractory materials. CERASET polymers are a unique family of low-viscosity liquid, thermosettable ceramic-backboned, polyureasilazane-based polymers, which have exceptional thermal stability, corrosion resistance and rigidity. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers, and acquired the right to use the trademark "CERASET" in connection with the marketing and sale of products containing CERASET polymers, on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantages for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership. See "--Polymer Manufacturing and Sales" and "Certain Relationships and Related Transactions--Transactions with Lanxide."

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, the Company raised a net amount equal to approximately $5,450,000 from a private placement of shares of Applied common stock, par value $0.001 per share ("Applied Common Stock"), held by the Company and warrants to purchase Applied Common Stock held by the Company in February 1998 (the "February 1998 Private Placement"), which proceeds the Company loaned to Applied in February 1998. The Company also raised approximately $7,800,000 from private placements of preferred stock convertible into, and warrants exercisable for, Applied Common Stock held by the Company in May and August 1997 (the "1997 Private Placement"), of which proceeds the Company loaned $4,000,000 to Applied in September 1997. Prior to the February 1998 Private Placement, the Company held a controlling equity interest in Applied and its operating subsidiaries, including Solution, Separation, Advanced Sciences and CFC Technologies. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 43% as of March 26, 1998. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         The Company was incorporated in Delaware in August 1988. As used in this Annual Report, and except as the context otherwise requires, "Applied" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, Separation, Advanced Sciences and CFC Technologies. The Company's principal executive offices are located at 150 East 58th Street, Suite 3400, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

ENVIRONMENTAL TREATMENT AND SERVICES

         Soil Decontamination

         Applied, through Solution, has developed and is in the process of commercializing its patented process known as SET. The SET technology is directed principally at treating and decontaminating soils, as well as other materials and surfaces, by destroying PCBs, pesticides, dioxins and other toxic contaminants to an extent sufficient to satisfy current federal environmental guidelines for non-contamination. The Company also believes that SET is capable of neutralizing chemical weapons and warfare agents and concentrating certain radioactive wastes for more effective disposal.

         The SET Technology. The SET technology, which is based upon solvated electron chemistry, mixes anhydrous liquid ammonia and/or other similar solvents with reactive metals and contaminated elements to effect the selective destruction or neutralization of organic compounds (such as PCBs, pesticides and dioxins). Applied has demonstrated that SET can achieve consistently high levels of contaminant destruction when working with PCBs, dioxins and pesticides. SET has treated soils containing up to 10,000 parts per million
(ppm) of contaminants, and oils containing up to 250,000 ppm, leaving residual soils and oils with contamination levels of less than one ppm. In addition, SET has been successfully applied to other PCB-contaminated surfaces such as concrete. The SET process can be used in conjunction with selected post-treatment processes such that no hazardous or toxic residues will result from the use of SET, nor will there be any toxic emissions into the air, water, soils or other surfaces. For example, most contaminated soils treated with SET can (subject, in some instances, to reblending the soil with organic matter) be used subsequently for planting or for any other use for which non-contaminated soils are appropriate.

         Equipment utilized in the SET process consists of tanks, pumps and piping to handle anhydrous ammonia and other solvents in liquid and vapor forms, and reactor vessels for holding contaminated materials and for the introduction of solvating solutions. The system can be transported to field sites and configured in numerous sizes.

         The SET process requires placing the contaminated materials into a reactor where they are mixed with a solvent and charged with a base metal. The chemical reaction produces metal salts such as calcium chloride, calcium hydroxide and non-halogenated inert organics. The ammonia within the reactor is then removed to a discharge tank for later reuse. The materials are removed, sampled for residual traces of PCB or other halogenated organic compounds, and placed in storage for disposal. In many cases, the decontaminated soil and metals can be replaced in their original location, recycled or reused. The solvents do not enter the chemical reaction, but merely serve as the solute for the solvated electron solution.

         Substantially all existing systems in use for the destruction of PCBs and other halogenated compounds involve incineration or other thermal processes, and either the permanent installation of highly complex and expensive incinerators and waste disposal equipment at the affected site, or the removal of contaminated materials to off-site facilities. The Company believes that SET represents an approach to resolving serious environmental remediation issues that does not create or entail the safety risks of air pollution and transportation of hazardous materials. The Company believes that SET is more effective than incineration and other destruction processes for toxic substances in that:

     o SET does not emit toxic fumes into the atmosphere, as is sometimes the case with thermal or incineration methods;

     o SET is portable and can be moved directly to the contaminated site, thereby reducing the risk of off-site contamination;

     o SET equipment can be customized and configured to address various treatment applications;

     o SET has been shown to neutralize or destroy all chemical weapons material and warfare agents in the United States stockpile, and Lewisite (the primary chemical weapons material and warfare agent of the former Soviet Union), in tests conducted by an independent, federally certified surety laboratory;

     o SET's reaction time is substantially less than that of alternative processes, such as thermal destruction and other forms of chemical treatment;

     o SET equipment can be installed and operated inside industrial plant facilities to treat hazardous wastes on line as a continuation of the manufacturing process; and

     o SET, when used to treat soils, yields nitrogen-enriched soils that can be reused on-site, avoiding replacement and the post-treatment costs of off-site disposal.

         The Company believes that SET is the only technology currently available which possesses all of these features and is capable of treating a wide variety of contaminants.

         In more than 1,000 tests using SET, various high levels of PCB contamination were reduced to levels approaching non-detectable, with the destruction process occurring in a matter of minutes. The following table is a summary of the results of these tests.

                                          PCB Level
                           ----------------------------------------
Soil Type/Material         Before Treatment         After Treatment
------------------         ----------------         ---------------
                           High PCBs
                           ---------
         Clay              290 ppm                  less than 1 ppm
         Organic           660 ppm                  less than 1 ppm
         Sandy             6,200 ppm                less than 1 ppm
         Oil               250,000 ppm              less than 1 ppm
                           Low PCBs
                           --------
         Clay              29 ppm                   less than 1 ppm
         Organic           83 ppm                   less than 1 ppm
         Sandy             130 ppm                  less than 1 ppm

         These tests were conducted on limited quantities of contaminated material, and there can be no assurance that SET will be able to replicate any of these test results on a large-scale commercial basis or on any specific project.

         In September 1995 and December 1995, Geomet, an independent surety laboratory licensed by the U.S. Government, conducted two series of laboratory tests on SET's ability to neutralize chemical weapons materials and warfare agents. Such tests, conducted on a small scale, demonstrated destruction efficiencies of more than 99.99999% on nerve agents and chemical mustards. Such tests are not necessarily indicative of results that would be obtained from testing on a larger scale. Solution is continuing to test SET on chemical weapons by-products, as well as on larger quantities of these chemical weapons materials.

         EPA Nationwide Permit. In order to treat PCBs within the United States on all non-Superfund sites, a treating entity must obtain a permit from the U.S. Environmental Protection Agency ("EPA"). Most EPA permits granted to date for PCB destruction are solely for single-site incineration treatment centers. In August 1995, SET was demonstrated to the EPA in order to obtain a Nationwide Permit for PCB disposal (the "Nationwide Permit"), which was issued to Applied in March 1996. The Nationwide Permit allows Applied to use SET on-site to treat PCB-contaminated soil at any location in the United States. In addition to soil treatment, the Nationwide Permit allows Applied to treat PCB-contaminated metallic surfaces. The Nationwide Permit covers only the destruction of PCBs in soils and on metallic surfaces.

         Based on currently published lists of EPA national operating permits, the Company believes that Applied possesses the only non-thermal PCB treatment technology for multiple applications permitted under the EPA's Alternate Destruction Technology Program. EPA regulations governing permitting have been in effect for more than 15 years, and according to the latest EPA published list of non-thermal destructive processes, only seven companies have met EPA's stringent requirements for commercial operation. Of these, only Applied is permitted to remediate PCB-contaminated soils and metallic surfaces. The EPA's Alternative Destruction Technology Program is designed to encourage remediation technologies as an alternative to incineration.

         Teledyne Environmental Joint Venture. In August 1996, Commodore Government Environmental Technologies, Inc. ("Government Technologies"), a wholly-owned subsidiary of Solution, entered into a joint venture agreement with Teledyne Environmental, Inc. ("Teledyne Environmental"), a subsidiary of Allegheny Teledyne, Inc., as the exclusive means by which each party (and their affiliates) will pursue the chemical weapons destruction and demilitarization market on a worldwide basis. Teledyne Environmental is a major provider of contract services to the U.S. Department of Energy ("DOE") and Department of Defense ("DOD"). The purpose of the joint venture, known as Teledyne--Commodore, LLC, a Delaware limited liability company, encompasses all phases of chemical weapons demilitarization including design, engineering, field work, ordinance and residue (heel) neutralization and demilitarization, disposal and reclamation through the use, application and commercialization of the SET process.

         Each of Government Technologies and Teledyne Environmental owns 50% of the equity, profit and losses of the joint venture company, has made capital contributions of approximately $3.0 million as of March 26, 1998, and has budgeted additional capital contributions of $500,000 for the remainder of 1998. Under the terms of the joint venture, Government Technologies' role concentrates on engineering and site operations relating to the SET process and related equipment. Teledyne Environmental is primarily responsible for site development, facilities engineering, facilities construction and maintenance, utility connections, materials recovery, transportation, waste management and transport and site decommissioning. In addition, each of the parties will jointly coordinate the engineering, construction, installation and decommissioning of the SET process controls and monitoring instrumentation.

         In consideration for Applied's interest in the joint venture, Applied licensed SET and corresponding know-how to the joint venture. Applied also licensed the SET process and corresponding know-how to Teledyne Brown Engineering, Inc. ("TBE"), a subsidiary of Allegheny Teledyne, Inc. for use in TBE's existing United States Department of Army Small Burials Contract (the "Small Burials Contract"). TBE's Small Burials Contract is an existing contract covering demilitarization of non-stockpile caches of chemical munitions at up to 25 sites to be designated by the United States Army. Under the terms of such license, Applied receives a royalty equal to 8% of TBE's net sales revenues derived from the Small Burials Contract.

         New Bedford Harbor Project. The New Bedford, Massachusetts harbor and waterfront area contains some of the highest concentration of PCBs in the nation and, in 1982, this 18,000-acre site was placed on the EPA's Superfund national priorities list. The contaminated sediments and sludges from this site were to be disposed of by incineration. However, public and political opposition related to the risks associated with incineration has caused the EPA to stop these plans.

         As a result, the EPA, the Commonwealth of Massachusetts and the New Bedford Citizens' Forum have been evaluating non-incineration technologies for the extraction and destruction of the PCBs at the storage site. In August 1995, Applied and RCC-Ionics submitted a proposal to conduct a feasibility study in support of their respective technologies for the extraction (utilizing the RCC technology) and destruction (utilizing the SET technology) phases of this $80.0 million project. By the end of 1997, the Citizens' Forum, working with the EPA and the commonwealth, completed the evaluation of a number of competing technologies and selected the SET technology as one of two destruction phase technologies that will be recommended for further evaluation for the project. The RCC technology was selected as one of two extraction phase technologies that will be recommended for further evaluation for the project. The EPA is expected to issue its final report in mid-1998 with respect to the technologies recommended for the project, and the bidding and contracting process is expected to be complete by the end of 1998.

         ICF Kaiser Teaming Agreement. In March 1997, Advanced Sciences entered into a teaming agreement with ICF Kaiser Engineers, Inc. ("ICF Kaiser"), pursuant to which Applied's SET technology will be used in connection with the remediation of mixed waste at Los Alamos National Laboratory ("LANL") in New Mexico under ICF Kaiser's DOE contract. Under ICF Kaiser's primary contract with the DOE, ICF Kaiser is investigating and cleaning-up soils at LANL and on former LANL property that may contain hazardous and radioactive materials. The teaming agreement specifies that Advanced Sciences will provide the SET technology under a subcontractual arrangement along with environmental engineering and other services, including remediation and safety services, technical task support and health physics for implementation of tasks. Pursuant to the terms of the teaming agreement, Advanced Sciences will be reimbursed for time and materials expended on projects completed pursuant to the agreement and will receive fees averaging 5.5% of its costs.

         Lockheed Martin Memorandum of Understanding. In December 1997, Advanced Sciences also entered into a memorandum of understanding with Lockheed Martin Advanced Environmental Systems, Inc. to jointly pursue environmental remediation projects utilizing Applied's SET technology. Under the memorandum, the companies have agreed, beginning in late January 1998, to employ the SET technology at Lockheed Martin's laboratory in Las Vegas, Nevada to treat certain mixed waste streams. Following completion of the Las Vegas project, which is funded by Lockheed Martin up to $50,000, the companies have agreed to pursue projects at the DOE's Oak Ridge Reservation and Portsmouth, Ohio facilities for remediating mixed waste.

         Liquid and Gas Waste Treatment

         Applied, through Separation, has developed and is in the process of commercializing its separation technology and recovery system known as SLiM. Based on the results of more than 100 laboratory and field tests to date, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent without any further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         The SLiM Technology. Although SLiM uses the same basic principles as other membrane separation technologies, the Company believes that SLiM represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM acts by separating and extracting the targeted materials from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a variety of elements and compounds in a variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size and volume requirements. The Company also believes that SLiM is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

         SLiM involves passing a contaminated aqueous or gaseous feedstream through a hollow, porous fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cadmium, silver, mercury, platinum, lead, zinc and nickel) and, with refinement, radionuclides, gas, organics and biochemicals.

         The typical SLiM module is cylindrical in shape. The module casing is typically constructed of plastic and contains the fibers through which the targeted element or compound is separated from the contaminated feedstream. Pumps and pipes feed the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and pipes recycle the strip solution which concentrates the contaminant that is being deposited continuously by Separation's proprietary chemicals resident in the membrane. Separation is exploring alternative design and sourcing of modules that will perform equal to or better than those presently in service in order to decrease the risk of supply interruptions. Separation formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will either operate the equipment itself using computer data links to Separation, which will monitor the equipment and process while in operation, or Separation will enter into service contracts with the customer to operate the equipment at the customer's site.

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM is a superior and cost-effective alternative to other existing forms of membrane filtration technology in that it:

     o    requires lower initial capital costs and lower operating costs;

     o has the capability of treating a variety of elements and compounds in industrial settings at greater speed and with a higher degree of effectiveness, with varying contaminant concentrations and volume requirements;

     o is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

     o can selectively extract target substances while extracting substantially fewer unwanted substances;

     o can typically operate on-site and in less space than competing technologies;

     o can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

     o has the capability of selectively removing more than one element from a mixed process stream by incorporating SLiM systems in series.

         In more than 100 laboratory and field tests to date, SLiM has demonstrated the ability to successfully separate a variety of metals and other substances from aqueous and possibly gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                               Applicable
Material                     Before Treatment               After Treatment                    Federal Guideline
--------                     ----------------               ---------------                    -----------------
Metals:
     Zinc                    2,700 ppm                      Less than 2 ppm (after 30          Less than 2 ppm
                                                            minutes)
     Nickel                  1,500 ppm                      Less than 1.0 ppm (after 30        Less than 2 ppm
                                                            minutes)
     Chromium (hexavalent)   400 ppm                        0.05 ppm (field test)              Less than 0.05 ppm
     Aluminum                290 ppm                        Less than 20 ppm (after 15         Less than 30 ppm
                                                            minutes)
     Cobalt                  200 ppm                        Less than 1.1 ppm                  Less than 1.5 ppm

                                                                                               Applicable
Material                     Before Treatment               After Treatment                    Federal Guideline
--------                     ----------------               ---------------                    -----------------

     Copper                  4,500 ppm                      Less than 0.3 ppm                  Less than 1.0 ppm
     Silver                  3,150 ppm                      Less than 2 ppm                    Less than 2 ppm
Radionuclides:
     Rhenium                 5 ppm                          Less than 5 parts per billion      Less than 10 ppb
                                                            (ppb)

         Some of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to Separation's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by Separation have been independently verified.

         Port of Baltimore Contracts. In November 1997, Separation was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with Maryland Environmental Service ("MES") for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. Separation also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         The Hawkins Point Contract followed Separation's successful completion of several on-site demonstrations of SLiM at the Port of Baltimore. During Separation's first on-site demonstration in August 1996, a single SLiM unit, in a single pass-through of feedstream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the hexavalent chromium concentration level to 0.7 ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. Separation was invited to conduct an additional demonstration at the Port of Baltimore in February 1997. During this demonstration, approximately 1,500 gallons from the same source were processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland included the SLiM process as an eligible technology in the bid documents to remediate chromium leachate at the Port of Baltimore. Separation then engaged a professional engineering company to design and build commercial-scale units capable of processing larger volumes of contaminated water. A commercial unit was mobilized to the Port of Baltimore and commenced operation in June 1997. The demonstration culminated with a non-stop, 48-hour run in late August 1997. During this final test, the SLiM equipment processed approximately 12,000 gallons of leachate and successfully met the federal discharge standards for hexavalent chromium.

         In February 1998, Separation was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that Separation shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         Lockheed License Agreement. In January 1997, Separation entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed

License Agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Separation also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, Separation made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, Separation has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by Separation, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent filed jointly by Separation and three colleagues of Srinivas Kilambi, Ph.D., Separation's former Senior Vice President--Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear waste water stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

         Environmental Management

         Applied acquired Advanced Sciences in October 1996 for the purpose of coordinating Applied's existing technologies and services, as well as developing, acquiring and utilizing new technologies, for the treatment, reuse and ultimate disposal of by-products generated as a result of industrial and governmental activities. Advanced Sciences, to the extent possible, has sought to utilize Applied's technologies in connection with its environmental, remediation and technical services performed for industrial and governmental customers (particularly the DOE and DOD), with a view to increasing the quality and scope of services offered and providing Applied with a broader customer base for its technologies. Advanced Sciences engages in all aspects of environmental regulation and compliance, as well as access to leading technologies and innovative skills related to the identification, investigation, remediation and management of hazardous, mixed and radiological waste sites. Advanced Sciences currently operates a network of eight offices located in six states, with its principal executive offices located in Albuquerque, New Mexico.

         Environmental Services. Advanced Sciences' analytic and scientific abilities enable it to become involved in environmental issues and problems at their outset. Initially, Advanced Sciences provides its customers with a broad outline of the types of environmental problems, health risks and liabilities associated with a particular activity. Advanced Sciences also conducts environmental audits and assessments, underground storage tank site investigations, remedial investigations/feasibility studies, environmental impact assessments, and statements and studies to identify any potential environmental hazards.

         Remediation Services. Having already established a competitive market position in the consulting and front-end analysis phase, Advanced Sciences has been able to follow market demand into remediation services. After an environmental problem is identified, Advanced Sciences offers alternative remediation approaches which may involve providing on-site waste containment or management of on-site/off-site remediation and waste removal. Advanced Sciences can also redesign its customers' ongoing production processes and develop engineering plans and technical specifications to minimize or eliminate the generation of hazardous waste. The Company believes that Advanced Sciences' integration of engineering and environmental skills, plus its access to innovative technologies, provide Advanced Sciences with a competitive advantage in redesigning production processes.

         Technical Services. New technologies play a critical role in both the remediation of existing waste sites and in the reduction of waste generated by ongoing production processes. Advanced Sciences has access to key technologies that can help minimize waste, reduce costs and improve the quality of a finished product. Advanced Sciences has also retained what it believes are among the most qualified professionals in the environmental consulting business. Advanced Sciences' scientists have participated on national boards for risk assessment and quality assurance, were instrumental in the development of environmental regulations for the DOE and DOD, and have served as expert witnesses before the U.S. Congress and the Nuclear Regulatory Commission. To maintain its competitive position, Advanced Sciences intends to continue to develop viable remediation technologies and attract and retain qualified personnel.

         Waste Isolation Pilot Plant Contract. Advanced Sciences is currently in the third year of a $52.0 million contract to provide technical and management support services to the DOE for the opening and operation of the Waste Isolation Pilot Plant near Carlsbad, New Mexico (the "WIPP Contract"), of which approximately $32.0 million in contract budgeted funds remains. Pursuant to the WIPP Contract, Advanced Sciences manages the efforts of approximately 80 personnel who provide support covering functional areas such as regulatory assurance, waste packaging and transportation, and facility operations. The WIPP Contract is structured as a cost plus 5.25% fee agreement. Advanced Sciences' billings under the WIPP Contract are approximately $900,000 per month. The WIPP Contract provides for an initial three-year term, which expires on September 30, 1998, and an option to extend the term of the contract for two additional one-year terms which may be exercised, in whole or in part, by the DOE at its discretion.

         Rocky Flats Contract. Under a basic ordering agreement from Kaiser-Hill Company, LLC, the site operating contractor, Advanced Sciences is currently providing technical, engineering and scientific support for the closedown and cleanup of the DOE facility at Rocky Flats, Colorado (the "Rocky Flats Contract"). Pursuant to the Rocky Flats Contract, approximately 40 Advanced Sciences personnel are involved in activities such as environmental monitoring, health monitoring, engineering design and documentation support with respect to the facility. The Rocky Flats Contract, which extends through 1999, is structured as a time and materials contract that provides for a fee averaging 5.5% of costs. Advanced Sciences' billings under the Rocky Flats Contract are approximately $400,000 per month.

POLYMER MANUFACTURING AND SALES

         In March 1998, the Company, through its wholly-owned subsidiary Polymer Technologies, purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business") from a subsidiary of Lanxide, a company which specializes in the manufacture of ceramic bonding and refractory materials. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers (the "CERASET License"), and acquired the right to use the trademark "CERASET" in connection with the marketing and sale of products containing CERASET polymers (the "CERASET Trademark"), on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantages for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership. See "Certain Relationships and Related Transactions--Transactions with Lanxide" for a complete description of the events and circumstances which led to the Company's acquisition of the CERASET Business, CERASET License and CERASET Trademark.

         Pursuant to the terms of the CERASET License, Polymer Technologies has agreed to pay a subsidiary of Lanxide a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology.

         The CERASET Technology

         CERASET polymers are a unique family of low-viscosity liquid, thermosettable ceramic-backboned, polyureasilazane-based polymers, which have exceptional thermal stability, corrosion resistance and rigidity. As temperatures are increased from 400(0) C to 1400(0) C, the polymers progressively condense and cross-link as polymers, ultimately converting to ceramic compounds, such as silicon nitride, silicon carbide or aluminum nitride, depending on the specific polymer and processing conditions. Certain CERASET polymers, when applied as fluids and then thermoset, exhibit strong adhesion to both metals and ceramic materials. This characteristic makes the polymers especially well-suited for making polymer matrix composites or for applications as binders for metal or ceramic particulate processing. The polymers can be used to prepare parts that are both strong and rigid by mixing a ceramic powder into the liquid polymer, forming the desired shape and then thermosetting the shape to achieve required strength.

         Certain CERASET polymers can also be combined with certain traditional organic polymers (urethane, epoxies, acrylics, etc.) to produce CERASET hybrid polymers, applicable to both composites and coatings. With only limited additions of certain CERASET polymers, properties such as temperature stability, corrosion resistance, moisture resistance, wear resistance, strength, toughness and stiffness of the base polymers can be improved in many instances, while retaining advantageous processing characteristics. The hybrid polymeric materials can be reinforced with ceramic or metallic constituents, further enhancing performance such as strength, rigidity, thermal conductivity, flame retardancy and wear resistance. CERASET polymers can also be used to fabricate monolithic ceramics or ceramic matrix composites to near-net shape, to produce high-performance powders and fibers, and to act as adhesives for both low- and high-temperature applications.

         Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date.

LIABILITY INSURANCE

         In July 1987, the Company established Harvest American Insurance Company ("Harvest"), a wholly-owned subsidiary of the Company, which is licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence-based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales and had coverage through January 1989. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the subsidiaries obtained asbestos abatement-related general liability insurance from unrelated insurance companies. Harvest no longer issues new policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

         In December 1994, the Vermont Department of Banking and Insurance (the "Department") and the Company entered into a Settlement Agreement (the "Agreement") with respect to an order served by the Department against Harvest in November 1991. The Agreement required the Company to fund Harvest an additional $750,000 over an 18-month period. Such funds were deposited into a Harvest interest-bearing account.

         As of September 30, 1997, Harvest had $1,141,000 in an interest-bearing account and an amended $4,238,000 intercompany demand note (the "Company Note") made to the order of Harvest by the Company.

         In October 1997, Harvest transferred 100% of its risk to two insurance companies ("Assuming Insurers") for a total cost of $1,275,000, which was acceptable to the Commissioner of the Department. The Company funded the additional $134,000 required. The Commissioner, in accordance with the Settlement Agreement, released all cash held for the benefit of Harvest to Harvest and the Assuming Insurers. Also in October 1997, Harvest merged with and into a new Delaware corporation, Harvest American Corp., with such Delaware corporation surviving. Upon the complete assumption of Harvest's insurance risks, the Department returned to Harvest the original stipulation to entry of judgment and final judgment held in escrow and the Company Note held by the Department.

MARKETS AND CUSTOMERS

         Environmental Treatment and Services

         For the year ended December 31, 1997, the Company's revenues were generated solely by its then majority-owned subsidiary Applied. Applied markets its services and technologies to governmental and industrial customers throughout the United States. Applied also plans to target customers in markets abroad, particularly in the Far East. A majority of Applied's sales are technical in nature and involve senior technical and management professionals, supported by Applied's marketing groups. During the year ended December 31, 1997, sales of approximately 5% of Applied's environmental management services were to private sector customers and sales of approximately 95% were to governmental customers.

         Approximately 95% of Applied's sales during the year ended December 31, 1997 were derived from contracts with federal, state and municipal governmental agencies which generally may be terminated at any time at the option of the customer. In 1997, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 65% and 15%, respectively, of Applied's sales. No other project accounted for more than 10% of Applied's sales for such period. Applied benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.

         Soil Decontamination. The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. Currently, the most common methods of treatment and disposal of hazardous and non-hazardous wastes and industrial by-products include landfilling, deep-well injection, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In addition, they may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

         As with any new technology or process, there has been initial resistance to the use of SET on a large scale, especially in connection with a strong vested interest on the part of the United States military (based on substantial expenditures and commitments previously made) to use incineration for the destruction of weapons. In addition, other prospective projects for Applied have already been committed to other forms of destruction technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, biological treatment, catalytic electrochemical oxidation and supercritical wet oxidation. Applied and its collaborative partners have been attempting to overcome such competition by introducing SET in smaller clean-up projects and through feasibility studies demonstrating its applicability to larger projects, such as the clean-up of a portion of the New Bedford, Massachusetts harbor.

         It may also be anticipated that, over an extended period, the market for decontamination of hazardous materials will continue to decline as past environmental degradation is corrected, and as the private and public sectors limit further pollution through the prohibition on the production and use of a broad range of hazardous materials and through the modification and improved efficiency of varied manufacturing processes.

         Water and Gas Waste Treatment. During its initial commercialization phase, Separation will be leasing its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, Separation will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, Separation may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. Separation also expects to obtain revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, Separation will charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, Separation's ongoing charges may be based on the volume of materials processed. Although Separation is focusing its initial marketing efforts on domestic businesses, Separation is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         Separation's initial marketing efforts are in the industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of partially effective technologies are available to effect proper separation.

         In September 1997, Separation installed a demonstration SLiM unit at a metal plating company. The unit operated in a batch mode for one week, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations of up to 2,800 ppm. An independent testing laboratory verified the results.

         Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technologies in this area are precipitation and ion exchange. Precipitation generates a metallic sludge by-product requiring further treatment prior to landfill disposal. Ion exchange captures anions or cations, but offers no selectivity within a group. Further, ion exchange is only approximately 90% efficient. By contrast, SLiM does not generate harmful metallic sludges and, in some cases, enables process water recycling while also enabling recovery of valuable raw materials to approximately 99% efficiency. As costs of environmental compliance continue to mount, the Company expects SLiM to become a preferred alternative to some existing metals separation methods.

         The Company believes that SLiM has significant potential for application to environmental remediation and restoration. In November 1997 and February 1998, Separation was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at the Baltimore Harbor. In the case of a project such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLiM has the attributes of lower initial capital costs, lower operating costs and the ability to recover heavy metals for reuse.

         To speed its entry in this market, Separation intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility.

         In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. Separation anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility.

         The SLiM equipment and technology can possibly be utilized to separate and recover valuable gases from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment, and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has disadvantages, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLiM process may overcome these disadvantages by yielding relatively pure nitrogen in a low-energy, lower capital cost process conducted at ambient temperature and pressure. Separation has not developed a strategy or targeted a market for commercialization of the gas separation application.

         SLiM may have capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid). Separation believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and Separation intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLiM in its marketing efforts.

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

         Environmental Management. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its annual spending level for environmental services to approximately $11.2 billion by 1999. The DOD and DOE are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

         Polymer Manufacturing and Sales

         The Company believes that the market opportunities for CERASET products extend broadly across the basic processing, automotive, aerospace and defense, machine tool, cement and sporting equipment industries. The Company's business strategy with respect to CERASET is to further develop and commercialize the CERASET technology and products.

         Polymer Technologies will compete in markets where both ceramic and non-ceramic products are currently in use and where competitors have established marketing capabilities. Commercial acceptance of CERASET products depends in part on the ability of the marketing and sales force of the Company and its affiliates to demonstrate effectively the advantages of CERASET products over more traditional products.

RAW MATERIALS

         While Applied has historically experienced no difficulty in obtaining raw materials used in its operations and relies on a broad range of suppliers for the components used in the SET process, Separation currently has a limited number of outside sources of supply for some strategic components used in the SLiM process, including chemicals, fibers and membrane casings. Business disruptions or financial difficulties of such suppliers, or raw material shortages or other causes beyond Separation's control, could adversely affect Separation by increasing the cost of goods sold or reducing the availability of such components. In its development to date, Separation has been able to obtain adequate supplies of these strategic components. However, as it develops its commercial activities, Separation may experience a rapid and substantial increase in its requirements for these components. If Separation were unable to obtain a sufficient supply of required components, it could experience significant delays in the manufacture of SLiM equipment, which could result in the loss of orders and customers and could have a material adverse affect on Separation's business, financial condition and results of operations. In addition, if the cost of raw materials or finished components were to increase, there can be no assurance that Separation would be able to pass such increase to its customers. The use of outside suppliers also entails risks of quality control and disclosure of proprietary information.

BACKLOG

         At December 31, 1997, the Company's total backlog represented the total backlog of Applied, its then majority-owned subsidiary. At December 31, 1997, total backlog for Applied was approximately $109,250,000, as compared with approximately $130,000,000 as of December 31, 1996. Approximately $56,250,000 of the total backlog represents work for which Applied has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount. The remaining backlog of approximately $53,000,000 represents Applied's current estimate of work for which Applied has been notified that it has been chosen for a project but where a contract has not yet been finalized. Applied estimates that approximately $21,625,000 of the total backlog represents work which will be completed in the next 12 months. Backlog amounts have historically resulted in revenue; however, no assurance can be given that all amounts included in backlog will ultimately be realized by Applied, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its affiliates. All such activities are company-sponsored. Research and development expenditures for the Company and its affiliates were $3,074,000 and $2,997,000 for the year ended December 31, 1997 and 1996, respectively.

INTELLECTUAL PROPERTY

         Solution has fifteen United States patents which were issued between 1987 and 1998, and which relate to SET, electrochemistry of halogenated organic compounds, separation and destruction of CFCs and decontamination of soils containing mercury and radioactive metals. Solution also has one Canadian and one Japanese patent relating to its SET technology. Applied has filed additional United States patent applications relating to SET and removal of heavy metals from soil. In 1997, Applied filed a patent application relating to the destruction of chemical warfare agents and explosives.

         In September 1997, Separation filed two U.S. continuation-in-part ("CIP") provisional patent applications and one international patent application covering the principal features of its SLiM technology. One of the CIP provisional patent applications covers the joint inventions of Srinivas Kilambi, Ph.D., Separation's former Senior Vice President--Technology, and Lockheed Martin. The other CIP provisional patent application and the international patent application cover the sole inventions of Dr. Kilambi.

         CFC Technologies has one patent and one patent filing, and CFC Technologies is licensed to utilize SET for CFC applications. Applied is pursuing foreign patent protection where it deems appropriate.

COMPETITION

         Soil Decontamination

         The Company anticipates that the initial market for commercial private sector applications of SET will be the hazardous and non-hazardous waste and industrial by-products treatment and disposal market. This market is characterized by several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources than Applied. Although the Company believes that Applied possesses the only Nationwide Permit for destroying PCBs, any one or more of Applied's competitors or other enterprises not presently known may develop technologies which are superior to the technologies utilized by Applied. To the extent that Applied's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective remediation alternatives, Applied's ability to compete effectively could be adversely affected.

         The domestic and international governmental public sector of the market is dominated by many large multinational corporations who are presently engaged in providing incineration and other conventional technologies in decontaminating chemical weapons and warfare agents, concentration of nuclear wastes and the decontamination of military vessels and other hardware. These competitors include Raytheon Corporation (the current general contractor for the Johnston Atoll incinerator), EG&G, Inc. (the general contractor for the Tooele Army Depot), Mason and Hanger (the general contractor for the Newport News naval facility), Waste Management Corporation (a bidder for domestic "large burial" stockpile weapons decontamination), and others, including Browning-Ferris Industries, Inc., Jacobs Engineering, Inc., Fluor Daniel Corporation and Lockheed Martin Marietta Corporation. All of these corporations have substantially greater financial, personnel and other resources than Applied. In addition, many prospective users of SET have already committed substantial resources to other forms of environmental remediation technology, including incineration, plasma arc, vitrification, molten metal, molten salt, chemical neutralization, catalytic electrochemical oxidation and supercritical wet oxidation.

         The Company believes that Applied's ability to compete in both the commercial private and governmental public sectors is dependent upon SET being a superior, more cost-effective method to achieve decontamination of a variety of materials.

         Water and Gas Waste Treatment

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chromium from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLiM is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than Separation. Although the Company believes that SLiM has substantial advantages over many other known separation technologies, any one or more of Separation's competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent Separation's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, Separation's ability to compete effectively could be materially adversely affected. The Company believes that Separation's ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that Separation is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, Separation may not be able to compete successfully.

         Environmental Management

         Advanced Sciences has been primarily engaged in providing environmental engineering and scientific support services to United States government agencies, such as the DOE and DOD. Based on market data compiled by Advanced Sciences, the largest market for environmental services today is the United States government, which is expected to increase its spending level for environmental services to approximately $11.2 billion by 1999. The DOE and DOD are expected to account for approximately 66% of such expenditures. Advanced Sciences currently occupies a position in the waste management and environmental services arena by virtue of its long-term record for providing environmental services to the United States government.

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

         In the hazardous waste management market, Advanced Sciences' competitors include such firms as Roy F. Weston, Jacobs Engineering, Science Applications International Corp., CH2M Hill, and CDM. In providing environmental impact assessment services, Advanced Sciences' principal competition in this market sector include Tetra Tech, The Earth Technology Corp., Dames & Moore and Woodward-Clyde. Primary factors affecting Advanced Sciences' competitiveness in this market are its ability to continue to attract and retain qualified technical and professional staff with quality project performance records and to control its costs of doing business.

         In an effort to maintain its competitive position, Advanced Sciences has developed a solid infrastructure, acquired a qualified professional staff, and developed aggressive marketing objectives to provide hazardous waste management and environmental sciences to the U.S. government and private sector industrial customers. The Company believes that Advanced Sciences' competitive position with the U.S. government is enhanced by the physical proximity of Advanced Sciences' plants to DOE and DOD sites, its skilled professional staff, prior project experience with the U.S. government, numerous existing multi-year contracts with the U.S. government, integrated services, and high quality performance.

         Polymer Manufacturing and Sales

         The materials industry has been characterized by extensive research and development efforts and new developments in advanced materials technology are expected to continue at a rapid pace. The markets to which the CERASET technology and products apply are diverse in character. Competition varies from market to market, both in terms of competing entities and competing technology. Furthermore, the time and resources necessary to penetrate any market segment vary widely. Polymer Technologies' long-term success will depend, in part, upon its ability to maintain a competitive position for the CERASET technology and products. A number of domestic and foreign companies are actively engaged in the research and development of advanced materials technology and many of these companies have substantially greater financial resources and production and marketing capabilities than the Company. In most of its target markets, Polymer Technologies will encounter competition from metal, plastic, ceramic and other materials producers, as well as from the manufacturers of components made of these materials.

ENVIRONMENTAL REGULATION

         The environmental legislation and policies which the Company believes are applicable to SET in the United States primarily include the Toxic Substances Control Act ("TSCA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and may include, on a case by case basis, the Clean Air Act of 1970, as amended (the "Clean Air Act"). These laws regulate the management and disposal of toxic and hazardous substances, provide for the protection of land and groundwater resources, and control the discharge of pollutants into the air. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America.

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

         CERCLA and subsequent amendments under SARA (often referred to collectively as Superfund) impose strict, retroactive liability upon persons who generated, transported or arranged for the transportation of hazardous substances or owned or operated the vessels or facilities at which such substances were disposed. CERCLA provides for the investigation and remediation of hazardous substance sites and mandates that any hazardous substances remaining on-site must meet certain regulatory requirements, with a preference for innovative technology. These program regulations may create an incentive to utilize environmental-friendly technologies such as SET, which destroy targeted wastes without creating additional residual waste product. Moreover, to the extent hazardous substances are effectively destroyed, potential liability can be eliminated or significantly reduced.

         The Clean Air Act empowered the EPA to establish and enforce ambient air quality standards and limitations on emissions of air pollutants from specific facilities. In 1987, the EPA began to enforce stricter standards for incineration emissions. With more stringent regulations on waste reduction technologies, the Company believes that SET could obtain a desired market share since, in most cases, it produces little or no air emissions.

         CERCLA imposes strict, joint and several liability upon owners or operators of facilities when a release or threatened release of a hazardous substance has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to and from such facilities. Applied's plans to own and operate SET at on-site installations expose Applied to potential liability under CERCLA for releases of hazardous substances at those sites. In the event that off-site treatment, storage or disposal facilities utilized by Applied for final disposition of residues from SET are targeted for investigation and clean-up under CERCLA, Applied could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal.

         In light of such potential liability, Applied has designed the SET technology to minimize the potential for release of hazardous substances into the environment. In addition, Applied has developed plans to manage the risk of CERCLA liability, including training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products. Applied also maintains insurance with respect to environmental claims, although there can be no assurance that such insurance will be adequate.

         The Clean Air Act Amendments of 1990 impose strict requirements upon owners and operators of facilities that discharge pollutants into the environment. These amendments may require that certain air emission control technology be installed on the SET systems in the event that there is any discharge of non-recovered gases into the environment. Such additional air emission controls can be costly and require an air permit to construct and operate.

         In April 1996, Applied was selected by the White House as one of nine companies to participate in the Rapid Commercialization Initiative ("RCI"), which is a component of the Clinton Administration's efforts to streamline the commercialization process for new environmental technologies, and to build cooperative interactions between business and government to bring environmental technologies to market more rapidly and efficiently. Under the RCI, Applied intends to form "working partnerships" with the EPA and other governmental agencies for the purpose of developing and implementing policies and strategies for the commercialization of SET. Although there is no funding through the RCI, it is expected that the EPA and other governmental agencies will provide permitting and siting assistance under the program to facilitate and expedite the issuance of permits for site specific demonstrations of SET, as well as assistance to certify and publish the on-site test results of such demonstrations.

         In March 1996, the EPA lifted a ban dating to 1980 on the import of waste materials containing certain high concentrations of PCBs. The new regulations are expected to make disposal capacity in the United States available to waste generators in Mexico and Canada, where PCB waste disposal capacity is less available. The EPA has estimated that these regulations may create an additional market for United States-based PCB disposers of between $50.0 million and $100.0 million per year for the next five years.

         The Company possesses a Nationwide Permit issued by the EPA under the Alternative Destruction Technology Program that allows it to use SET on-site to treat PCB-contaminated soils and metallic surfaces. The Nationwide Permit contains numerous conditions for maintaining the Nationwide Permit and there can be no assurance that Solution will be able to comply with such conditions to maintain and/or secure renewal of the Nationwide Permit. In addition, if environmental legislation or regulations are amended, or are interpreted or enforced differently, the Company may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals. Failure to obtain such permits or otherwise comply with such regulatory requirements could have a material adverse effect on Applied and its operations.

         Separation's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although Separation's role is generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against Separation. Any such claims against Separation could materially adversely affect Applied's business, financial condition and results of operations.

         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. Applied, on behalf of itself and its subsidiaries, also maintains contractor's pollution insurance with limits of $15.0 million per occurrence and $15.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against Separation (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on Applied's business, financial condition and results of operations.

EMPLOYEES

         As of March 26, 1998, the Company (including all of its direct and indirect subsidiaries) had a total of eight full-time employees, of which approximately seven are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley
J. Blum, a director and principal stockholder of the Company and a director of Applied, Solution, Separation, Advanced Sciences and certain other affiliates of the Company. Such space also serves as the principal executive offices of Applied and certain other affiliates of the Company. The lease for the New York City space expires in December 1998. The Company pays an allocable portion of the rent per year under such lease.

         The Company maintains financial offices located in approximately 2,000 square feet of space in Great Neck, New York under a lease expiring on September 30, 1998. The Company pays approximately $6,400 per month under such lease.

         The Company maintains marketing offices located in approximately 2,200 square feet of office space in McLean, Virginia under a lease expiring in May 2002. Such space also serves as marketing offices of Applied. The Company pays an allocable portion of the rent per year under such lease.

         In March 1991, the Company paid $200,000 to acquire a 14.0625% working interest in an oil and gas field located in Oklahoma (the "Field"). The Blum Family Trust, of which Mr. Blum is a trustee, also participated in this acquisition. The Company invested an additional $37,500 and $9,375 in the venture in 1992 and 1993, respectively.

         In 1994, the Company exchanged its interest in the Field for a joint ownership interest in an oil and gas field located in Louisiana (the "Louisiana Property"). The Company has a 22.67% working interest in the Louisiana Property. The Louisiana Property is approximately 10,000 acres which contain a number of producing wells. Some wells need remedial work and other wells require minor work to be brought back on line. In addition, a geological and geophysical study on the Louisiana Property was performed in 1995 to recommend new drilling locations and the operator is preparing to initiate a drilling program. The Company's portion of revenues and expenses relating to the property were $10,971 and $76,639, respectively, in 1997, and $12,627 and $57,220, respectively, in 1996. The Blum Family Trust also participated in this acquisition.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On March 26, 1998, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                              High         Low
                                              ----         ---
        Fiscal 1996
              First Quarter...........       $1.06          $0.34
              Second Quarter..........        1.00           0.38
              Third Quarter...........        2.00           0.75
              Fourth Quarter..........        1.91           0.94
        Fiscal 1997
              First Quarter...........        2.06           0.81
              Second Quarter..........        1.38           0.63
              Third Quarter...........        1.06           0.56
              Fourth Quarter..........        1.03           0.31


DIVIDEND INFORMATION

         The holders of the Company's 10% Series AA Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Series AA Preferred Stock"), are entitled to receive if, when and as declared by the Board of Directors, dividends at the rate of $0.10 per share per annum, payable quarterly in cash. Dividends on the Series AA Preferred Stock are not cumulative and are payable out of funds legally available for the payment of such dividends. The Company paid an aggregate of $288,668 in dividends with respect to the Series AA Preferred Stock in 1997. While the Company currently intends to retain most of its earnings to finance the growth and development of its business and to repay outstanding indebtedness, it does anticipate that it will continue to pay similar cash dividends on its Series AA Preferred Stock in the foreseeable future.

         In each year commencing from and after January 1, 1998, the holders of the Company's 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), are entitled to receive if, when and as declared by the Board of Directors, dividends at the rate of $0.08 per share per annum, payable quarterly in arrears commencing March 31, 1998. Dividends on the Series B Preferred Stock are not cumulative and are only payable out of the net profits of the Company legally available for the payment of such dividends, after there shall have been paid in full any dividends declared and payable on the Series AA Preferred Stock. The Company does not anticipate that it will pay cash dividends on the Series B Preferred Stock in the foreseeable future.

         The holders of the Company's 7% Series D Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), are entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $7.00 per share per annum, payable at the time of conversion, either in cash or, at the election of the Company, by delivery of shares of Applied Common Stock held by the Company at the conversion price then in effect. As of March 26, 1998, the Company had transferred 83,782 shares of its Applied Common Stock as dividends in kind with respect to the Series D Preferred Stock, the total dollar value of which is approximately $189,547. See "--Recent Sales of Unregistered Securities--1997 Private Placement." The Company anticipates that it will continue to transfer Applied Common Stock as dividends in kind upon conversion of the remaining shares of Series D Preferred Stock.

         The Company has not, for the last two fiscal years, paid cash dividends in respect of its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         Any future determination as to the payment of cash dividends on the capital stock of the Company will depend on the ability of the Company to service its outstanding indebtedness and future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider.

RECENT SALES OF UNREGISTERED SECURITIES

         February 1998 Private Placement

         In February 1998, the Company sold (i) 1,381,692 shares of Applied Common Stock held in its account and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Applied Common Stock held in its account at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6.0 million (the "First Tranche Sale") in the February 1998 Private Placement to certain "accredited investors" as defined in Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"). After deduction of fees and transaction costs associated with the First Tranche Sale totaling approximately $550,000, the Company received aggregate net proceeds of approximately $5,450,000 from the First Tranche Sale. Immediately prior to the First Tranche Sale, the Company owned approximately 52% of the outstanding shares of Applied Common Stock. As of March 26, 1998, the Company owned approximately 43% of the outstanding shares of Applied Common Stock.

         Pursuant to the terms of the February 1998 Private Placement, the Company may be required to issue up to a maximum of 1,618,308 additional shares of Applied Common Stock to the investors, for no additional consideration, in the event that 90% of the average closing bid price of Applied Common Stock for a certain period of time is less than the $4.3425 per share purchase price of the Applied Common Stock sold in the First Tranche Sale. The Company will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase (i) an aggregate amount of additional shares of Applied Common Stock equal to 4,000,000 divided by 90% of the average closing price per share of Applied Common Stock for the five trading days immediately prior to the closing date of such sale and (ii) warrants to purchase an aggregate of 100,000 shares of Applied Common Stock at an exercise price per share equal to the greater of $6.00 or 125% of the per share purchase price of the shares of Applied Common Stock sold pursuant to (i) above, for an aggregate purchase price of $4.0 million (the "Second Tranche Sale"). As in the case of the First Tranche Sale, the Company may be required to transfer additional shares of Applied Common Stock to the investors in connection with the Second Tranche Sale, for no additional consideration, in the event that 90% of the average closing bid price of Applied Common Stock for a certain period of time is less than the per share purchase price of the Applied Common Stock sold in the Second Tranche Sale.

         Pursuant to the terms of the February 1998 Private Placement, if during a certain period of time the Company sells, or Applied issues, any shares of Applied Common Stock ("First Future Shares") at a price per share that is less than the per share purchase price of the Applied Common Stock sold in the First Tranche Sale or the Company sells, or Applied issues, any shares of Applied Common Stock ("Second Future Shares") at a price per share that is less than the per share purchase price of the Applied Common Stock sold in the Second Tranche Sale, the Company will issue to the investors, for no additional consideration, a number of additional shares of Applied Common Stock equal to (a) with respect to First Future Shares, an amount equal to the difference between (i) 6,000,000 divided by the price at which the First Future Shares were sold or issued and
(ii) 1,381,692, and (b) with respect to Second Future Shares, an amount equal to the difference between (i) 4,000,000 divided by the price at which the Second Future Shares were sold or issued and (ii) the amount equal to the number of shares of Applied Common Stock sold in the Second Tranche Sale. Notwithstanding the foregoing, the terms "First Future Shares" and "Second Future Shares" do not include any shares of Applied Common Stock which may be issued in the future upon conversion or exercise of, or pursuant to the terms of any agreement entered into by the Company or Applied in respect of, securities of the Company and/or Applied which have been issued prior to February 9, 1998.

         Avalon Group, Inc. ("Avalon") was retained by the Company as a finder in connection with the February 1998 Private Placement and has, as of March 26, 1998, received fees of approximately $510,000 in connection therewith.

         Applied has agreed to file registration statements (the "Registration Statements") on Form S-3, or other applicable form of registration statement, under the Securities Act covering all of the shares of Applied Common Stock issued and to be issued to the investors in the February 1998 Private Placement and to keep such Registration Statements continuously effective under the Securities Act for a period of two years after their respective effective dates or such earlier date when all shares covered by the Registration Statements have been sold or may be sold without volume restrictions under the Securities Act (the "Effective Period").

         1997 Private Placement

         In May and August 1997, the Company sold an aggregate of 88,000 shares of its Series D Preferred Stock in the 1997 Private Placement to certain "accredited investors" as defined in Rule 501 of the Securities Act. After deduction of fees and transaction costs associated with the 1997 Private Placement totaling approximately $968,000, the Company received aggregate net proceeds of approximately $7.8 million from the 1997 Private Placement. The Series D Preferred Stock is convertible into shares of Applied Common Stock held by the Company, at a conversion price equal to 85% of the lower of (a) the average of the low prices, or (b) the average of the closing bid prices of Applied Common Stock for the previous five business days ending on the day prior to conversion (the "Average Closing Bid Price"). The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of Applied Common Stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50.

         The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of Applied Common Stock held by the Company at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices are (in addition to customary anti-dilution adjustments) subject to reset on August 18, 1998 to an exercise price equal to the lesser of (i) the exercise price in effect immediately prior to August 18, 1998, or (ii) 110% of the closing bid price of Applied common stock on August 17, 1998. In addition, if Applied Common Stock trades at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price is subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price.

         As of March 26, 1998, an aggregate of 3,794,669 shares of Applied Common Stock have been transferred from the Company's account to certain investors as a result of their conversion of shares of Series D Preferred
Stock. Such shares of Applied Common Stock were transferred based upon conversion prices ranging from $1.50 per share to $3.98 per share. An aggregate of 52,113 shares of Applied Common Stock are currently transferable by the Company to certain investors as accrued dividends on certain of their converted shares of Series D Preferred Stock. Approximately 267,500 shares of Applied Common Stock will be transferable by the Company upon conversion of the remaining 5,000 shares of Series D Preferred Stock. Such number of shares of Applied Common Stock is an estimate that assumes a conversion price of $2.00 per share, which is subject to adjustment, and also includes an estimate of the number of shares of Applied Common Stock which may be transferred by the Company as accrued dividends for one year on the Series D Preferred Stock. The actual number of shares of Applied Common Stock to be received by the investors upon conversion of the remaining shares of Series D Preferred Stock could be materially less or more than such estimated amount depending upon factors which cannot be predicted at this time, including, among others, the actual conversion prices of the Series D Preferred Stock.

         Avalon was retained by the Company as a finder in connection with the 1997 Private Placement and received fees aggregating $792,000 in connection therewith. In addition, affiliates of Avalon received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock held by the Company at exercise prices ranging from $5.15 per share to $7.14 per share.

         Applied has an effective registration statement on file with the Securities and Exchange Commission (the "Commission") covering the shares of Applied Common Stock into which the shares of Series D Preferred Stock are convertible, as well as the 1,260,000 shares of Applied Common Stock transferable upon exercise of the warrants issued in the 1997 Private Placement.

         The above transactions were deemed exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the warrants and the certificates representing the shares issued in such transactions. The Company and Applied made available to all recipients of securities written information about the Company and Applied in accordance with Rule 502 of the Securities Act and advised such recipients of the limitations on resale of such securities. In addition, all recipients were offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company and Applied concerning the terms and conditions of the transactions and to obtain additional relevant information about the Company and Applied.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table presents selected financial data of the Company, as of December 31, 1997, for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:


                                                                  Year ended December 31,
                                     ----------------------------------------------------------------------------
                                          1993            1994            1995           1996             1997
                                     ----------      ----------       ---------      ----------      ------------
  Revenue............................ $   803,000     $ 1,801,000     $ 1,044,000     $ 5,253,000    $ 19,493,000

  Net (loss).........................  (2,463,000)     (3,767,000)     (2,969,000)     (8,311,000)    (13,507,000)

  Net (loss) per share -- basic and
    diluted..........................        (.05)           (.07)           (.06)           (.15)           (.27)

  Dividends per common share.........        -               -              -                -                  -


Consolidated Balance Sheet Data:

                                                                       December 31,
                                     ----------------------------------------------------------------------------
                                          1993            1994            1995            1996             1997
                                     ----------      ----------       ---------      ----------      ----------
Total assets......................  $15,129,000     $10,776,000      $5,321,000     $41,113,000     $35,016,000

Long-term obligations (including
    current portion...............    8,243,000       5,735,000       4,994,000       8,333,000       6,952,000


Redeemable preferred stock........      567,000               0               0               0       3,557,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         From the Company's acquisition of Applied's predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Solution, Separation, Advanced Sciences (which accounts for substantially all of Applied's revenues) and CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 43% as of March 26, 1998. While the Company's financial condition for the year ended December 31, 1997 consolidates that of Applied and its operating subsidiaries, including Advanced Sciences, beginning with the first fiscal quarter of 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries. Prior to Applied's acquisition of Advanced Sciences, the Company was considered to be a development-stage company. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

         Year ended December 31, 1997 compared to Year ended December 31, 1996

         Revenues were $19,493,000 for the year ended December 31, 1997, compared to $5,253,000 for the year ended December 31, 1996. Such revenues for 1997 were primarily due to Applied's acquisition of Advanced Sciences in October 1996 and consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and include estimated fees in the proportion that costs to date bear to total estimated costs. Cost of sales increased to $16,325,000 from $4,291,000 for the same period in 1996. Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified.

         For the year ended December 31, 1997, the Company incurred research and development costs of $3,074,000, as compared to $2,997,000 for the year ended December 31, 1996. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. Research and development increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily due to the continued use of independent consultants in the development of SET. In addition, the Company hired additional technical and operational personnel to develop the SET and SLiM processes.

         General and administrative expenses for the year ended December 31, 1997 were $17,058,000, as compared to $6,064,000 for the year ended December 31, 1996. The increase was primarily due to hiring executives and staff to support the increased activities of the Company caused by Applied's and Separation's change to "public" status and efforts to commercialize their technologies. Approximately $5,696,000 of the increase relates to expenses incurred by Advanced Sciences and Separation, and approximately $3,088,000 of the increase relates to expenses incurred by Applied. In April 1997, Separation completed an initial public offering of its equity securities (the "Separation IPO") which reduced the Company's indirect beneficial ownership from 100% to 87%. Included in general and administrative expenses for 1997 is an $800,000 valuation reserve for the LPM Note receivable at Applied. In addition, the Company provided a valuation reserve of $2,229,000 against its investment in and advances to Lanxide and its subsidiaries.

         Interest income was $1,004,000 for the year ended December 31, 1997, as compared to $621,000 for the year ended December 31, 1996. The increase resulted from the investment of the proceeds of Applied's initial public offering (the "Applied IPO") and the Separation IPO.

         Interest expense for the year ended December 31, 1997 was $1,052,000, as compared to $808,000 for the year ended December 31, 1996. The increase in interest expense in 1997 was due to borrowings by Advanced Sciences under its line of credit. Advanced Sciences was acquired by Applied in October 1996.

         In 1997, the Company recorded a gain of $1,896,000 on the sale of Applied Common Stock held by it during the year. Such Applied Common Stock was sold upon conversion of the Company's Series D Preferred Stock. The amount of recorded gain represents the difference between the carrying value of the Applied Common Stock sold and the conversion price of the Series D Preferred Stock.

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1997 was $1,827,000, as compared to $495,000 for the year ended December 31, 1996. Applied's Teledyne-Commodore, LLC joint venture commenced operations in October 1996.

         Minority interest income for 1997 relates to the losses of the minority ownership of the Applied subsidiary. As of December 31, 1997, the Company owned 55.8% of Applied and therefore adjusts its consolidated results to reflect the portion of Applied's losses which it does not own.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues were $5,253,000 for the year ended December 31, 1996, compared to $1,044,000 for the year ended December 31, 1995. Cost of sales increased to $4,291,000 from $0 for the same periods. These increases were primarily due to Applied's acquisition of Advanced Sciences in October 1996. In 1995, revenues relate to income from mortgage receivables. The Company expects a minimal amount of revenue to be generated from the remaining non-performing mortgage in the future. An allowance has been set up to record the receivable at its net realizable value.

         For the year ended December 31, 1996, the Company incurred research and development costs of $2,997,000, as compared to $1,990,000 for the year ended December 31, 1995. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to the continued use of independent consultants in the development of SET. Also, the Company hired additional technical and operational personnel to develop the SET process.

         General and administrative expenses for the year ended December 31, 1996 were $6,064,000, as compared to $1,518,000 for the year ended December 31, 1995. The Company and its subsidiaries hired additional executives and staff and opened new facilities to support the increased activities of its two new public subsidiaries in its efforts to commercialize its technology in 1996. General and administrative salaries increased by approximately $1,036,000 from 1995 to 1996. The Company experienced an increase in professional fees including legal and accounting of approximately $723,000. Approximately $1,038,000 of the increase relates to expenses incurred at the newly acquired Advanced Sciences subsidiary. In addition approximately $316,000 of expenses relate to the closing of the Ohio facilities and relocation of its employees and equipment to Houston, Texas. The Company recorded an additional $281,000 of insurance loss reserve relating to its wholly owned captive insurance company for which it obtained reinsurance in 1997. The Company also expensed approximately $282,000 of registration costs relating to a proposed merger which did not materialize in 1996.

         Annual interest income was $621,000 for the year ended December 31, 1996, as compared to $45,000 for the year ended December 31, 1995. This increase resulted from the investment of the proceeds of the Applied IPO during the last six months of 1996.

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

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1996 was $495,000, as compared to none for the year ended December 31, 1995. The Company's Teledyne-Commodore, LLC joint venture commenced reporting results of operations in October 1996.

         Minority interest income for 1996 relates to the allocation of Applied's losses to its minority stockholders. As of December 31, 1996, the Company owned 69.3% of Applied and therefore adjusts its consolidated results to reflect the portion Applied's losses which it does not own.

LIQUIDITY AND CAPITAL RESOURCES

         In May and August 1997, the Company sold shares of its Series D Preferred Stock and warrants in the 1997 Private Placement from which it received net proceeds of approximately $7.8 million. In connection with the 1997 Private Placement, the Company incurred transaction costs of approximately $968,000 and issued to affiliates of the finder warrants to purchase an aggregate of 85,000 shares of Applied Common Stock held by the Company at prices ranging from $5.15 per share to $7.14 per share. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--1997 Private Placement" and "Certain Relationships and Related Transactions--1997 Private Placement."

         In September 1997, the Company provided Applied with a $4.0 million unsecured loan, evidenced by Applied's 8% convertible subordinated note due August 31, 2002. In connecton with the loan, Applied issued warrants to purchase 1,000,000 shares of Applied Common Stock to the Company valued at $660,000 and provided a beneficial conversion privilege with an intrinsic value of $750,000 as of the date of the transaction. See "Certain Relationships and Related Transactions--September 1997 Intercompany Convertible Note."

         In February 1998, the Company completed the First Tranche Sale in connection with the February 1998 Private Placement from which it received net proceeds of approximately $5,450,000. In connection with the First Tranche Sale, the Company incurred transaction costs of approximately $550,000. Upon receipt of such net proceeds, the Company provided Applied with a $5,450,000 unsecured loan, evidenced by Applied's 8% non-convertible note due on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution, subject to certain conditions. Applied will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Applied debt or to redeem any Applied equity or equity-equivalent securities. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Private Placement," "Certain Relationships and Related Transactions--February 1998 Private Placement" and "--February 1998 Intercompany Note."

         For the year ended December 31, 1997, the Company incurred net losses of $13,507,000. At December 31, 1997 and 1996, the Company had working capital of $13,208,000 and $12,842,000 respectively.

         In November 1996, the Company loaned $3.0 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by a promissory note, dated November 13, 1996, in the principal amount of $3.0 million (the "LPM Note"), which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, Applied transferred to the Company a promissory note in the principal amount of $1.5 million, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from the Company to Applied in September 1997. Upon receipt of such prepayment, the Company cancelled the LPM Note and paid Lanxide an additional $500,000 in cash, among other things, in exchange for the CERASET Business,

CERASET License and CERASET Trademark. See "Certain Relationships and Related Transactions--September 1997 Intercompany Convertible Note" and "--Transactions with Lanxide."

         In December 1996, the Company sold all of the outstanding capital stock of Separation and CFC Technologies to Applied, its then 69.3% owned subsidiary, as part of a corporate restructuring of the Company to consolidate all of its current environmental technology businesses with Applied. In addition, the Company assigned to Applied outstanding Separation notes aggregating $976,200 at December 2, 1996, representing advances previously made by the Company to Separation, which Applied contributed to the equity of Separation. In consideration for the transfer of all of the outstanding capital stock of Separation and CFC Technologies to Applied, Applied paid the Company $3.0 million in cash and issued the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof to $10.00 per share. See "Certain Relationships and Related Transactions--Organization and Capitalization of Applied" and "--February 1998 Intercompany Note."

         In April 1997, Separation completed the Separation IPO, from which it received net proceeds of approximately $11,100,000. Such funds were used primarily to finance Separation's operations through 1997.

         The Company anticipates that it will need additional financing during 1998 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions during 1998. For instance, pursuant to the terms of the February 1998 Private Placement, the Company will, for a certain period of time, have the right and option (but not the obligation) to sell additional shares of its Applied Common Stock and warrants to purchase Applied Common Stock for an aggregate purchase price of approximately $4.0 million in the Second Tranche Sale. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities-- February 1998 Private Placement.

         Harvest American Insurance Company

         In July 1987, the Company established Harvest, a wholly-owned subsidiary of the Company, which was licensed by the State of Vermont as a "captive" insurance company. Harvest issued "occurrence" based insurance policies to each of the Company's former asbestos abatement subsidiaries, but not to any other persons or entities. An occurrence-based policy insures against claims arising at any time in the future based upon events which occurred while the policy was in effect. The policies were in effect from July 1987 through January 1989. The operating subsidiaries of the Company paid premiums to Harvest based upon a percentage of sales and had coverage through January 1989. Beginning in January 1989, in response to greater availability of "occurrence type" insurance, the subsidiaries obtained asbestos abatement-related general liability insurance from unrelated insurance companies. Harvest no longer issues new policies. The maximum exposure under the outstanding policies is $5,000,000 in the aggregate.

         In December 1994, the Department and the Company entered into the Agreement with respect to an order served by the Department against Harvest in November 1991. The Agreement required the Company to fund Harvest an additional $750,000 over an 18-month period. Such funds were deposited into a Harvest interest-bearing account.

         As of September 30, 1997, Harvest had $1,141,000 in an interest-bearing account and the $4,238,000 Company Note made to the order of Harvest by the Company.

         In October 1997, Harvest transferred 100% of its risk to the Assuming Insurers for a total cost of $1,275,000, acceptable to the Commissioner of the Department. The Company funded the additional $134,000 required. The Commissioner, in accordance with the Settlement Agreement, released all cash held for the benefit of Harvest to Harvest and the Assuming Insurers. Also in October 1997, Harvest merged with and into a new Delaware corporation, Harvest American Corp., with such Delaware corporation surviving. Upon completion of the complete assumption of Harvest's insurance risks, the Department returned to Harvest the original stipulation to entry of judgment and final judgment held in escrow and the Company Note held by the Department.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $40,900,000 which expire in the years 1998 through 2012. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of $19,429,000 has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company is currently evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. The Company does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the Company is not required to comply with the disclosure provisions of Item 305 of Regulation S-K because the Company's market capitalization was less than $2.5 billion at January 28, 1997, and this Annual Report does not contain financial statements for fiscal years ended after June 15, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company are included on pages F-1 through F-24 of this Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 11, 1996, the Company and its former auditors, Tanner + Co. ("Tanner"), mutually agreed to terminate the client-auditor relationship between the Company and Tanner effective as of such date. Additionally, as of December 19, 1996, the Company retained Price Waterhouse LLP to serve as independent accountants. The decision to terminate the Company's client-auditor relationship with Tanner and to retain Price Waterhouse LLP was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors of the Company.

         During the Company's fiscal year ended December 31, 1995, Tanner's report on the Company's financial statements neither contained any adverse opinion or disclaimer of opinion, nor was qualified or modified as to any uncertainty, audit scope or accounting principles, except that Tanner's auditors report on the Company's consolidated financial statements for the year ended December 31, 1995 contained an additional paragraph relating to the Company continuing as a going concern, due to significant losses and a deficit in working capital.

         During the Company's fiscal year ended December 31, 1995, there were no disagreements between the Company and Tanner on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreements in connection with its report.

         No "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's fiscal year ended December 31, 1995.

         Prior to engaging Price Waterhouse LLP, the Company did not consult Price Waterhouse LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company, as of March 26, 1998, are as follows:

Name                                      Age     Position
----                                      ---     --------
Paul E. Hannesson                         57      Chairman of the Board, President and Chief Executive Officer
Michael D. Fullwood                       51      Senior Vice President, Chief Financial and Administrative
                                                  Officer, Secretary and General Counsel
Bentley J. Blum                           56      Director
Herbert A. Cohen                          62      Director
David L. Mitchell                         75      Director
Kenneth L. Adelman, Ph.D.                 49      Director

----------------------

         Paul E. Hannesson has been a director of the Company since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of the Company from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson has also served as a director of Applied since March 1996 and was appointed its Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President from March to September 1996, and was re-appointed Chief Executive Officer in November 1996 and President in May 1997. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Separation, Solution and CFC Technologies. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He served as Chairman of the Board of Lanxide, a research and development company developing metal and ceramic materials, from 1983 to February 1998. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director and principal stockholder of the Company.

         Michael D. Fullwood was appointed Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of the Company, Applied, Solution, Separation and CFC Technologies in May 1997. Mr. Fullwood served as a director and the Senior Vice President, Chief Financial and Administrative Officer and General Counsel of Lanxide from July 1997 to February 1998. From 1987 to August 1996, Mr. Fullwood held numerous positions ranging from Senior Attorney to Executive Vice President and Chief Financial Officer of Witco Corporation, a worldwide specialty chemicals company. From 1983 to 1987, Mr. Fullwood served as Senior Attorney at Scallop Corporation (Royal Dutch/Shell Group), where he specialized in corporate matters, mass tort litigation and international law. Mr. Fullwood also previously served as Senior Attorney of Caltex Petroleum and Arabian American Oil Company, handling corporate, contractual and transnational matters. Mr. Fullwood holds a law degree from Harvard Law School.

         Bentley J. Blum has served as a director of the Company since 1984 and served as the Chairman of the Board from 1984 to November 1996. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Lanxide; Federal

Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of the Company and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company.

         Herbert A. Cohen has served as a director of the Company and Applied since July 1996 and joined the Board of Directors of Separation in March 1998. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the Federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law, and has lectured at numerous academic institutions.

         David L. Mitchell has served as a director of the Company and Applied since July 1996 and as a director of Separation since April 1997. Mr. Mitchell has also served as a consultant to Applied since July 1997. For the past thirteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and diversities. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

         Kenneth L. Adelman, Ph.D. joined the Board of Directors of the Company and Applied in July 1996 and was appointed Executive Vice President--Marketing and International Development of Applied in May 1997. Dr. Adelman was appointed President and Chief Operating Officer of Solution in November 1997. Dr. Adelman also joined the Board of Directors of Separation in April 1997. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Marietta Corporation and Loral Corporation. Previously, Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied President Ronald Reagan on summits with Mikhail Gorbachev, and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

         Each director is elected to serve for a term of one year or until his or her successor is duly elected and qualified. The Company's officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Messrs. Hannesson and Blum are brothers-in-law. No family relationship exists among any other directors or executive officers of the Company.

KEY EMPLOYEES

         The names and ages of the key employees of the Company, and their positions with the Company, as of March 26, 1998, are as follows:

     Name                         Age          Position
     ----                         ---          --------
     Andrew P. Oddi               36           Vice President and Treasurer
     William E. Ingram            52           Vice President and Controller
     Jerry Karlik                 44           Vice President

----------------------

         Andrew P. Oddi was appointed Vice President and Treasurer of the Company, Applied, Separation, Solution and CFC Technologies in June 1997. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of the Company from 1987 to May 1997 and as a director of the Company from December 1990 to July 1996. Mr. Oddi also served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996, and as the Vice President--Finance of Separation from September 1996 to May 1997. Mr. Oddi has also served as a director of Specialty Retail Services, Inc., a former distributor of professional beauty products, since December 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

         William E. Ingram was appointed Vice President and Controller of the Company, Separation, Solution and CFC Technologies in June 1997. Mr. Ingram also served as Applied's Vice President and Controller from October 1996 to March 1997, as its Vice President--Finance from March to May 1997, and was re-appointed its Vice President and Controller in June 1997. Prior to that Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned, $160 million company providing high pressure water and chemical cleaning services primarily to the petrochemical industry from January 1995 to September 1996. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) from September 1983 to December 1994. CWM, a subsidiary of Waste Management, Inc., provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. Mr. Ingram also spent two years with the solid waste operations of Waste Management, Inc. Mr. Ingram is a Certified Public Accountant and has an M.B.A. from the University of Florida and a B.S. in Accounting from Florida Southern College.

         Jerry Karlik has served as Vice President of the Company since 1986. Mr. Karlik also served as the Company's Treasurer from 1986 to 1997.

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of March 26, 1998, was composed of Herbert A. Cohen (Chairman) and David L. Mitchell, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of March 26, 1998, was composed of David L. Mitchell (Chairman) and Herbert A. Cohen, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1997 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1997 Stock Option Plan) of options which may be granted under the

1997 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson, Bentley J. Blum and David
L. Mitchell as of March 26, 1998, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as directors of the Company.

COMPENSATION OF DIRECTORS

         Non-management directors of the Company receive director's fees of $500 per meeting for attendance at Board of Directors meetings, and are reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1997, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1997, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1997, except the following: (i) Edwin L. Harper, Ph.D., a former director of the Company, who inadvertently failed to timely file a Form 5 with respect to a transaction that occurred in May 1997 (such transaction was reported on a Form 5 filed late with the Commission on February 18, 1998); and (ii) Kenneth L. Adelman, Ph.D., a director of the Company, who inadvertently failed to timely file a Form 5 with respect to a transaction that occurred in May 1997 (such transaction was reported on a Form 5 filed late with the Commission on February 18, 1998).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1997, 1996, and 1995 to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such year, and to one additional individual who served as an executive officer of the Company during 1997, but not at December 31, 1997.

                                             Summary Compensation Table

                                   Annual Compensation                         Long-Term Compensation
                     ----------------------------------------------    -------------------------------------
                                                           Other                    Securities
                                                           Annual      Restricted      Under-                   All Other
                                                           Compen-       Stock         lying         LTIP        Compen-
Name and Principal                Salary      Bonus         sation       Award(s)      Options       Payouts      sation
      Position       Year          ($)        ($)           ($)            ($)          (#)           ($)          ($)
------------------   ----       ---------  ----------     -------       --------      ---------     --------     -------
Paul E. Hannesson   1997         15,302(1)    3,874(2)        930(3)        -0-       3,450,000(4)     -0-          -0-
Chief Executive     1996         44,791(1)  150,000(2)        -0-           -0-         500,000(4)     -0-          -0-
Officer             1995            -0-         -0-           -0-           -0-          -0-           -0-          -0-

Michael D.          1997          7,775(5)    4,358(6)        -0-           -0-         500,000        -0-          -0-
Fullwood            1996            -0-         -0-           -0-           -0-          -0-           -0-          -0-
Senior Vice         1995            -0-         -0-           -0-           -0-          -0-           -0-          -0-
President

Edwin L. Harper(7)  1997         15,730(8)    6,479(9)        -0-           -0-         750,000(10)    -0-          -0-
Former Vice         1996         14,583     100,000           -0-           -0-         560,000        -0-          -0-
Chairman,           1995            -0-         -0-           -0-           -0-          -0-           -0-          -0-
President and
Chief
Operating Officer

--------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1996 and 1997 was $310,627 and $395,000, respectively. Certain portions of such base salaries were also allocated to Applied and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company. Mr. Hannesson's total annual incentive bonus for 1996 and 1997 was $200,000 and $100,000, respectively. Certain portions of such annual incentive bonuses were also allocated to Applied and Separation.

(3) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1997 was $24,000, certain portions of which were also allocated to Applied and Separation.

(4) In November 1996, Mr. Hannesson was granted options to purchase 3,450,000 shares of Company Common Stock, which options were rescinded and re-issued in June 1997.

(5) Represents the amount of Mr. Fullwood's base salary allocated to the Company. Mr. Fullwood's total base salary for 1997 was $133,805. Certain portions of such base salary were also allocated to Applied and Separation.

(6) Represents the amount of Mr. Fullwood's annual incentive bonus allocated to the Company. Mr. Fullwood's total annual incentive bonus for 1997 was $75,000. Certain portions of such annual incentive bonus were also allocated to Applied and Separation.

 (7) Dr. Harper served as a director of the Company and Applied from November 1996 to March 1998, as the President and Chief Operating Officer of both the Company and Applied from November 1996 to April 1997, and as Vice Chairman of the Company and Applied from April to December 1997. Dr. Harper also served as Chairman of the Board and Chief Executive Officer of Separation, Solution and CFC Technologies from January to April 1997, and as a private consultant to the Company and certain of its affiliates from May to December 1997.

 (8) Represents the amount of Dr. Harper's base salary allocated to the Company. Dr. Harper's total base salary for 1997 was $354,076. Of such base salary, $257,512 was paid to Dr. Harper in his capacity as a consultant to the Company and its affiliates. Certain portions of such base salary were also allocated to Applied and Separation.

 (9) Represents the amount of Dr. Harper's annual incentive bonus allocated to the Company. Dr. Harper's total annual incentive bonus for 1997 was $145,833. Of such annual incentive bonus, $106,064 was paid to Dr. Harper in his capacity as a consultant to the Company and its affiliates. Certain portions of such annual incentive bonus were also allocated to Applied and Separation.

(10) Represents shares of the Company's Common Stock underlying stock options granted to Dr. Harper by the Company in his capacity as a consultant to the Company and its affiliates.

STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 1997 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1997 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1997.

                                                    Option Grants in Last Fiscal Year

                                                    Individual Grants
                              ---------------------------------------------------------------------
                                                      Percent of                                       Potential Realizable Value at
                                  Number of             Total                                             Assumed Annual Rates of
                                 Securities            Options                                         Stock Price Appreciation for
                                 Underlying            Granted          Exercise of                             Option Term
                                   Options           To Employees       Base Price     Expiration     ------------------------------
        Name                     Granted (#)      In Fiscal Year(4)       ($/Sh)          Date             5% ($)          10% ($)
-------------------              -----------      -----------------       ------          ----             ------          -------

Paul E. Hannesson               3,450,000(1)             56.1%              0.84         11/30/06         414,000         2,139,000
Michael D. Fullwood               500,000(2)              8.1%              0.84         05/31/07          85,000           385,000
Edwin L. Harper                   750,000(3)             12.2%              0.29         05/31/07         540,000           990,000


-------------------------

(1) Options were originally granted to Mr. Hannesson in November 1996 and are exercisable at the rate of 20% in each of calendar year 1996 through 2000, inclusive, beginning in November 1996 and, unless exercised, expire on November 30, 2006 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate. Such options were rescinded and re-issued to Mr. Hannesson in June 1997.

(2) Options were granted to Mr. Fullwood in May 1997 pursuant to the Plan and are exercisable at the rate of 20% in each of calendar year 1997 through 2001, inclusive, beginning in May 1997 and, unless exercised, expire on May 31, 2007 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(3) Options were granted to Dr. Harper in May 1997 in his capacity as a consultant to the Company and its affiliates. Such options were not granted pursuant to the Plan, and all of such options vested immediately upon grant in May 1997.

(4) Percentages based on 6,155,000 stock options granted during the year ended December 31, 1997.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 1997 by the individuals listed in the Summary Compensation Table.

                 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                                                      Number Of                     Value Of
                                                                                     Securities                   Unexercised
                                                                                     Underlying                   In-The-Money
                                                                                     Unexercised                    Options
                                                                                       Options                  At Fiscal Year-
                                      Shares                Value               At Fiscal Year-End(#)                End($)
                                    Acquired On           Realized                  Exercisable/                  Exercisable/
          Name                     Exercise (#)            ($)(1)                   Unexercisable               Unexercisable(2)
-----------------------            ------------           -----------           ----------------------          ----------------
   Paul E. Hannesson                     -0-                  -0-                  2,450,000/1,500,000             45,000/-0-
   Michael D. Fullwood                   -0-                  -0-                    100,000/400,000                  -0-/-0-
   Edwin L. Harper                       -0-                  -0-                     1,310,000/-0-               247,500/-0-

---------

(1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

(2) Represents the difference between the last reported sale price of the Common Stock on December 31, 1997, and the exercise price of the option multiplied by the applicable number of options exercised.

EMPLOYMENT AGREEMENTS

         Paul E. Hannesson, the Company's Chairman of the Board, President and Chief Executive Officer, entered into an employment agreement with the Company on November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of the Company as a senior executive officer, and to serve in senior executive positions with one or more of the Company's subsidiaries at the time, including Applied and Separation. The employment agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to the Company and certain of its affiliates, including Applied and Separation. Pursuant to the employment agreement, Mr. Hannesson received, among other things: (i) a signing bonus of (a) $150,000 cash and (b) options to purchase 950,000 shares of Common Stock of the Company, which options vested on the date of his employment agreement; and (ii) options to purchase an aggregate of 2,500,000 shares of Company Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Hannesson also received options to purchase common stock of Applied and Separation in the amount of 1.0% of each company's total outstanding shares of common stock on the date of grant, and is eligible to receive incentive compensation of up to $225,000 per year for achieving certain goals.

         Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with the Company on May 7, 1997 for an initial term expiring on April 30, 1999. Pursuant to such employment agreement, Mr. Fullwood agreed to devote his business and professional time and efforts to the business of the Company as its Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, and to serve as a senior executive officer of certain of the Company's subsidiaries at the time, including Applied and Separation. The employment agreement provides that Mr. Fullwood shall receive, among other things, a base salary at an annual rate of $225,000 for services rendered to the Company and certain of its affiliates, including Applied and Separation, which base salary shall be increased by not less than 5% per year during the term of his agreement. Pursuant to the employment agreement, Mr. Fullwood received options to purchase an aggregate of 500,000 shares of Company Common Stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood also received options to purchase 125,000 shares of Applied Common Stock and 67,500 shares of Separation common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood is also eligible to receive incentive compensation of up to $75,000 per year for achieving certain goals, which incentive compensation shall be increased by 5% per year during the term of his agreement.

         Each of the foregoing employment agreements require the full-time services of the employees, subject to permitted service with professional-related service organizations and other outside activities that do not materially interfere with the individual's duties to the Company. The agreements also contain covenants (a) restricting the employee from engaging in any activities competitive with the business of the Company during the term of such employment agreements and one year thereafter, (b) prohibiting the employee from disclosure of confidential information regarding the Company, and
(c) confirming that all intellectual property developed by the employee and relating to the business of the Company constitutes the sole property of the Company. See "Certain Relationships and Related Transactions--Services Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1997 were David L. Mitchell (Chairman), Herbert A Cohen, and Edwin L. Harper, Ph.D. Dr. Harper was appointed to the Compensation Committee on December 16, 1997. Messrs. Mitchell, Cohen and Harper also constituted the Compensation, Stock Option and Benefits Committee of Applied, and Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1997. Dr. Harper served as the President and Chief Operating Officer of the Company and Applied from November 1996 to April 1997, as Vice Chairman of the Company and Applied from April to December 1997, and as the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies from January to April 1997. Dr. Harper also served as a consultant to the Company and its affiliates from May to December 1997. Dr. Harper resigned as an executive officer of, and as a consultant to, the Company and each of its subsidiaries and affiliates effective upon his appointment to the Compensation Committee on December 16, 1997, and resigned as a director of the Company and each of its affiliates on March 13, 1998. Mr. Mitchell has served as a consultant to Applied since July 15, 1997 and receives compensation in the amount of $10,000 per month for services rendered to Applied in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in July 1996 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of David L. Mitchell (Chairman), Herbert A. Cohen and Edwin L. Harper, Ph.D. at December 31, 1997, all of whom were non-employee directors of the Company. Messrs. Mitchell, Cohen and Harper also constituted the Compensation, Stock Option and Benefits Committee of Applied, and Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1997. Decisions on compensation of the executives officers of Applied and Separation were made by such individuals in their capacities as members of the Compensation, Stock Option and Benefits Committees of such companies. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Messrs. Mitchell, Cohen and Harper, in their capacities as members of the Compensation Committee at December 31, 1997, addressing the Company's compensation policies for 1997 as they affected the Company's executive officers.

         Overview and Philosophy

         The Company's executive compensation program is designed to be linked to corporate performance and returns to stockholders. Of particular importance to the Company is its ability to grow and enhance its competitiveness for the rest of the decade and beyond. Shorter-term performance, although scrutinized by the Compensation Committee, stands behind the issue of furthering the Company's strategic goals. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified performance goals.

         The objectives of the Company's executive compensation program are to:

     o    attract, motivate and retain the highest quality executives;

     o motivate them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values; and

     o link executive and stockholder interest through equity-based plans and provide a compensation package that recognizes individual contributions as well as overall business results.

         To achieve these objectives, the Company's executive compensation program is designed to:

     o focus participants on high priority goals to increase stockholder value;

     o encourage behavior that exemplifies the Company's values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship;

     o assess performance based on results and pre-set goals that link the business activities of each individual to the goals of the Company; and

     o increase stock ownership to promote a proprietary interest in the success of the Company.

         Executive Officer Compensation

         Each year the Compensation Committee conducts a full review of the Company's executive compensation program. This review includes a comprehensive evaluation of the competitiveness of the Company's compensation program and a comparison of the Company's executive compensation to certain other public companies which, in the view of the Compensation Committee, represent the Company's most direct competitors for executive talent. It is the Compensation Committee's policy to target overall compensation for executive officers of the Company taking into account the levels of compensation paid for such positions by such other public companies. A variety of other factors, however, including position and time in position, experience, and both Company performance and individual performance, will have an impact on individual compensation amounts.

         The key elements of the Company's executive compensation program in 1997 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

         Base Salaries. Base salaries for executive officers are established by evaluating, on an annual basis, the performance of such individuals (which evaluation involves management's consideration of such factors as responsibilities of the positions held, contribution toward achievement of the Company's strategic plans, attainment of specific individual objectives and interpersonal managerial skills), and by reference to the marketplace for executive talent, including a comparison to base salaries for comparable positions at other similar public companies.

         In 1997, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company and Applied, and the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies, receives annual compensation based upon, among other things, the terms of his employment agreement with the Company. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $395,000 through December 31, 1997, not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to the Company and certain of its affiliates, including Applied and Separation.

         The amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates is established by the members of the Compensation Committee who, as set forth above, also constituted the Compensation, Stock Option and Benefits Committee of Applied at December 31, 1997. In establishing Mr. Hannesson's base salary for 1997, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1996 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1996 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1996. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgement based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Hannesson's base salary increased from $310,627 for 1996 to $395,000 for 1997, representing an increase of approximately 27%. Such base salary was allocated among the Company, Applied and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Separation paid $15,302, $250,256 and $129,442, respectively, of such salary.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 1997, annual incentive bonuses were paid to the individuals named in the Summary Compensation Table and certain other officers and employees of the Company in part based upon recommendations of senior executive officers of the Company as to appropriate levels of incentive compensation. The Compensation Committee exercised its discretion to determine the final value of each 1997 incentive award, which values were then reviewed and approved by the full Board of Directors. The Compensation Committee assessed performance against goals and leadership performance, with each of these two categories weighted equally. The goal category included an evaluation of performance areas such as increase in stockholder value, operations development and employee satisfaction. The leadership category was evaluated based upon the Compensation Committee's judgment of leadership performance, including factors such as innovation, strategic vision, marketplace orientation, customer focus, collaboration and managing change.

         Pursuant to his employment agreement with the Company, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For 1997, Mr. Hannesson was awarded an incentive bonus of $100,000. Such bonus was allocated among the Company, Applied and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Separation paid $3,874, $63,356 and $32,770, respectively, of such bonus.

         Stock Options. The Compensation Committee has the power to grant stock options under the Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

         A total of 6,155,000 stock options were granted in 1997, of which 3,450,000 were granted to Mr. Hannesson and 1,250,000 of which were granted (in the aggregate) to the two other individuals named in the Summary Compensation Table. The number of stock options granted in 1997 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

         Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of
Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1997 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1997, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.


                              COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                   David L. Mitchell (Chairman)
                                                               Herbert A. Cohen
                                                                Edwin L. Harper

         The Report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 26, 1998, with respect to the beneficial ownership of Company Common Stock by each person know to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------      -----------------------------
Bentley J. Blum.............................               30,479,737(3)                    49.4%
Paul E. Hannesson...........................                7,750,000(4)                    12.1%
Credit Agricole Deux Sevres.................                6,000,000(5)                     9.4%
Michael D. Fullwood.........................                  200,000(6)                     *
Kenneth L. Adelman..........................                  385,000(7)                     *
Herbert A. Cohen............................                  105,000(8)                     *
David L. Mitchell...........................                  105,000(8)                     *
All executive officers
  and directors as
  a group (6 persons).......................               39,024,737                       60.1%

-----------------------------------
Percentage ownership is less than 1%.

(1) The addresses of each of Bentley J. Blum, Paul E. Hannesson, Michael D. Fullwood, Kenneth L. Adelman, Herbert A. Cohen and David L. Mitchell is 150 East 58th Street, Suite 3400, New York, New York 10155. The addresses of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Represents Mr. Blum's beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of Common Stock of the Company, representing together 49.4% of the outstanding shares of Company Common Stock at March 26, 1998. Does not include 450,400 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

(4) Consists of an aggregate of: (i) 2,650,000 shares of Company Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson; (ii) 2,650,000 shares of Company Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse; and (iii) currently exercisable options to purchase 500,000 and 1,950,000 shares of Company Common Stock at $0.53 per share and $0.84 per share, respectively, representing collectively 12.1% of the outstanding shares of Company Common

      Stock. Does not include 1,000,000 shares of Company Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 1,500,000 shares of Company Common Stock at $0.84 per share, which vest and become exercisable ratably on November 18 of each of 1998 through 2000. Mr. Hannesson disclaims any beneficial interest in the shares of Company Common Stock owned by or for the benefit of his spouse and children.

(5) Consists of: (i) the number of shares of Company Common Stock which could be acquired at any time upon the conversion into Common Stock of $4,000,000 principal amount of outstanding convertible bonds (4,000,000 shares of Common Stock) and 500,000 shares of Series AA Preferred Stock (500,000 shares of Common Stock); and (ii) the number of share of Company Common Stock which could be acquired at any time upon the exercise of outstanding warrants to acquire 1,500,000 shares of Company Common Stock at $0.10 per share.

(6) Represents shares of Company Common Stock underlying currently exercisable stock options granted to Mr. Fullwood by the Company under the Plan.

(7) Consists of: (i) 105,000 shares of Company Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company under the Plan in his capacity as a director of the Company; and (ii) 280,000 shares of Company Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company in his capacity as an executive officer of Applied.

(8) Represents 105,000 shares of Company Common Stock underlying currently exercisable stock options granted to each of Messrs. Mitchell and Cohen by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION AND CAPITALIZATION OF APPLIED

         Since its acquisition of the capital stock of Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation) in 1993, the Company has advanced an aggregate of $8,925,426 to Applied, which has been used to finance the development of SET, including salaries of personnel, equipment, facilities and patent prosecution. These cash advances by the Company were evidenced by successive unsecured 8% promissory notes of Applied's predecessors, and, at December 31,1995, by the Company Funding Note. Kraft Capital Corporation ("Kraft"), a corporation wholly owned by Bentley J. Blum, a principal stockholder of the Company and a director of the Company, Applied, Separation, Solution and CFC Technologies, provided approximately $656,000 of such financing to the Company. The Company provided additional advances to Applied of $978,896 for the first fiscal quarter of 1996, which were repaid by Applied subsequent to its obtaining a line of credit from a commercial bank in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

         In March 1996, Applied was formed as a wholly-owned subsidiary of the Company. Prior to the Applied IPO, in exchange for the issuance of 15,000,000 shares of Applied Common Stock (representing 100% of the outstanding shares of Applied Common Stock at the time), the Company contributed to Applied (i) all of the assets and properties (including joint working proposals, quotations and bids in respect to projects and contracts awarded for feasibility studies), subject to all of the liabilities, of its operating divisions relating to SET and the exploitation of the SET technology and processes in all commercial and governmental applications; (ii) all of the outstanding shares of the capital stock of each of Commodore Laboratories, Inc., Commodore Remediation Technologies, Inc., Commodore Government Environmental Technologies, Inc., Commodore Technologies, Inc. and Sandpiper Properties, Inc. (except for a 9.95% minority interest in Commodore Laboratories, which at the time was held by Albert E. Abel); and (iii) a portion of the Company Funding Note in the amount of $3.0 million.

         In April 1996, Bentley J. Blum personally guaranteed a $2.0 million line of credit for Applied from a commercial bank. The initial borrowings under the line of credit, in the approximate amount of $1.0 million, were utilized to repay advances made by the Company to Applied in 1996, and the Company, in turn, utilized such funds to repay Kraft the funds provided by Kraft to the Company for purposes of the advances to Applied. Applied utilized $2.0 million of the net proceeds of the Applied IPO to repay the line of credit, and Mr. Blum's guarantee was released at such time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Upon completion of the Applied IPO in June 1996, the Company acquired from Albert E. Abel the remaining 9.95% of the outstanding shares of common stock of Commodore Laboratories, Inc. and contributed such shares to Applied for no additional consideration. To acquire the remaining shares of Commodore Laboratories, the Company paid Mr. Abel the sum of $750,000 in cash, and issued a ten-year, 8% promissory note to Mr. Abel in the principal amount of $2,250,000, payable as to interest only until the maturity of the note on the tenth anniversary of the date of issuance. Simultaneously, Applied settled all outstanding obligations for accrued compensation payable to Mr. Abel and for amount receivable by Applied from Mr. Abel, and the net payment to Mr. Abel arising therefrom approximated $120,000. Applied paid such amount to Mr. Abel from the proceeds of the Applied IPO.

         In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, the Company transferred to Applied all of the capital stock of Separation and CFC Technologies. In addition, the Company assigned to Applied notes aggregating $976,200 at December 2, 1996, representing advances previously made by the Company to Separation. Such advances have been capitalized by Applied as its capital contribution to Separation. In consideration for such transfers, Applied paid the Company $3.0 million in cash and issued to the Company a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied Common Stock at an exercise price of $15.00 per share, valued at $2.4 million. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof from $15.00 per share to $10.00 per share. See "--February 1998 Intercompany Note" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SERVICES AGREMENT

         In September 1997, the Company, Applied, Separation, Advanced Sciences, and certain other affiliates of the Company (the "Affiliated Parties") entered into a services agreement, dated as of September 1, 1997 (the "Services Agreement"), whereby the Company and the Affiliated Parties agreed to cooperate in sharing, where appropriate, costs related to accounting services, financial management, human resources and personnel management and administration, information systems, executive management, sales and marketing, research and development, engineering, technical assistance, patenting, and other areas of service as are appropriately and necessarily required in the operations of the Company and the Affiliated Parties (collectively, the "Services"). Pursuant to the Services Agreement, services provided by professional employees of the Company and the Affiliated Parties to one another are charged on the basis of time actually worked as a percentage of salary (including cost of benefits) attributable to that professional. In addition, charges for rent, utilities, office services and other routine charges regularly incurred in the normal course of business are apportioned to the professionals working in the office on the basis of salary, and then charged to any party in respect of whom the professional devoted such time based upon time actually worked. Furthermore, charges from third parties, including, without limitation, consultants, attorneys and accountants, are levied against the party actually receiving the benefit of such services. Pursuant to the Services Agreement, Applied acts as the coordinator of billings and payments for Services on behalf of itself, the Company and the other Affiliated Parties.

FEBRUARY 1998 PRIVATE PLACEMENT

         In February 1998, the Company completed the First Tranche Sale in the February 1998 Private Placement. After deduction of fees and transaction costs associated with the First Tranche Sale totaling approximately $550,000, the Company received aggregate net proceeds of approximately $5,450,000 from the First Tranche Sale. The shares of Applied Common Stock that have been and may be acquired by the investors in connection with the February 1998 Private Placement have been and will be transferred from the Company's account which, immediately prior to the First Tranche Sale, held approximately 52% of the outstanding shares of Applied Common Stock. As of March 26, 1998, the Company owned approximately 43% of the outstanding shares of Applied Common Stock.

         Applied has agreed to file Registration Statements on Form S-3, or other applicable form of registration statement, under the Securities Act covering all of the shares of Applied Common Stock issued and to be issued to the investors in the February 1998 Private Placement and to keep such Registration Statements continuously effective under the Securities Act for the Effective Period. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Private Placement."

FEBRUARY 1998 INTERCOMPANY NOTE

          Upon receipt of the net proceeds from the February 1998 Private Placement, the Company provided a $5,450,000 unsecured loan to Applied, evidenced by Applied's 8% non-convertible note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note is payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany
Note is due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution, provided that if such funds are raised in a private placement during the period commencing on February 9, 1998 and ending on the last day of the Effective Period, then the Intercompany Note will not be payable unless a Registration Statement has been effective for 75 consecutive days and is effective on the date of such repayment. Applied will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Applied debt or to redeem any Applied equity or equity-equivalent securities. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--February 1998 Private Placement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          In connection with the loan, Applied amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to the Company on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to the Company an additional five-year warrant to purchase 1,500,000 shares of Applied Common Stock at an exercise price of $10.00 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

1997 PRIVATE PLACEMENT

         In May and August 1997, the Company sold an aggregate of 88,000 shares of its Series D Preferred Stock and five-year warrants to purchase an aggregate of 1,175,000 shares of Applied Common Stock held by the Company in the 1997 Private Placement. After deduction of fees and transaction costs associated with the 1997 Private Placement totaling approximately $968,000, the Company received aggregate net proceeds of approximately $7.8 million from the 1997 Private Placement. Affiliates of the finder received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock held by the Company. The Series D Preferred Stock is convertible into shares of Applied Common Stock held by the Company, at a conversion price equal to 85% of the lower of (a) the average of the low prices, or (b) the Average Closing Bid Price. The conversion price of the Series D Preferred Stock will be equal to certain amounts set forth in the Certificate of Designation, Rights and Preferences for the Series D Preferred Stock if the Average Closing Bid Price of Applied Common Stock for any consecutive 30 days is equal to or less than $2.00, provided that in no event will the conversion price of the Series D Preferred Stock be less than $1.50.

         Applied has an effective registration statement on file with the Commission covering the shares of Applied Common Stock into which the shares of Series D Preferred Stock are convertible, as well as the 1,260,000 shares of Applied Common Stock transferable upon exercise of the warrants issued in the 1997 Private Placement. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities--1997 Private Placement."

SEPTEMBER 1997 INTERCOMPANY CONVERTIBLE NOTE

          In September 1997, the Company provided a $4.0 million unsecured loan to Applied, evidenced by Applied's 8% convertible subordinated note (the "Convertible Note"). Pursuant to the terms of the Convertible Note, Applied is obligated to pay the Company interest only at the rate of 8% per annum, payable quarterly. Unless converted into Applied Common Stock at any time, the unpaid principal amount of the Convertible Note is due and payable, together with accrued and unpaid interest, on August 31, 2002. Payments of principal and accrued interest under the Convertible Note is subordinated to all other indebtedness for money borrowed of Applied. The Company has the right to convert the Convertible Note into shares of Applied Common Stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five day average closing bid price of Applied Common Stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective Boards of Directors of the Company and Applied authorized such loan. In connection with the $4.0 million loan, Applied issued the Company a five-year warrant to purchase 1,000,000 shares of Applied Common Stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Applied Common Stock prior to August 22, 1997).

         In March 1998, Applied prepaid $2.0 million of the Convertible Note by
(i) paying the Company the sum of $500,000 in cash and (ii) transferring to the Company a promissory note, dated August 30, 1996, in the principal amount of $1.5 million, which evidenced a $1.5 million loan from Applied to LPM, a wholly-owned subsidiary of Lanxide. To induce the Company to accept Applied's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Applied Common Stock), Applied issued to the Company an additional warrant to purchase up to 514,000 shares of Applied Common Stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of Applied Common Stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000. See "--Transactions with Lanxide" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

TRANSACTIONS WITH LANXIDE

          In November 1996, the Company loaned $3.0 million to LPM, a wholly-owned subsidiary of Lanxide. Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by the LPM Note, which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998.

          In July 1997, the Company obtained effective control of Lanxide pursuant to a voting agreement (the "Voting Agreement") among Lanxide, certain of its stockholders, Bentley J. Blum, a director and principal stockholder of the Company, Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of the Company, and David L. Mitchell, Herbert A. Cohen and Kenneth L. Adelman, each of whom are directors of the Company (Messrs. Blum, Hannesson, Mitchell, Cohen and Adelman are collectively referred to as the "Proxy Holders"), which was executed in connection with the transactions contemplated by the Securities Purchase Agreement, dated July 3, 1997, between the Company and Lanxide (the "Securities Purchase Agreement"). Pursuant to the Voting Agreement, stockholders of Lanxide owning 50.1% of the outstanding shares of Lanxide common stock (which included Messrs. Blum and Hannesson and certain of their family members) granted proxies to the Proxy Holders to vote all shares of Lanxide common stock held by each such stockholder until December 31, 1998.

          Pursuant to the Securities Purchase Agreement, the Company purchased 20,000 shares of Lanxide Series G Preferred Stock for $2.0 million. In addition, pursuant to the Securities Purchase Agreement, Lanxide issued to the Company a warrant to purchase up to 250,000 shares of Lanxide Series F Preferred Stock at an exercise price of $100 per share (the "Series F Warrant"). The Series F Warrant was exercisable, in part, by the exchange of the 20,000 shares of Lanxide Series G Preferred Stock for a like number of shares of Lanxide Series F Preferred Stock. The Securities Purchase Agreement further provided that if prior to August 27, 1997, the Company received $10.5 million in financing, the Company would purchase an additional 85,000 shares of Lanxide Series G Preferred Stock for an aggregate purchase price of $8.5 million comprised of (i) $4.0 million in cash and (ii) the cancellation of LPM's outstanding indebtedness to the Company and Applied in the aggregate amount of $4.5 million. On August 27, 1997, the Company informed Lanxide that it had not completed the required financing and that it would not purchase the additional 85,000 shares of Lanxide Series G Preferred Stock.

          The Lanxide Series G Preferred Stock was not convertible and was not entitled to vote or to receive dividends. The Lanxide Series G Preferred Stock was redeemable by Lanxide after December 31, 1998 to the extent such shares were not used to exercise the Series F Warrant. The terms of the Lanxide Series F Preferred Stock included, among other things: (i) the right to convert the Lanxide Series F Preferred Stock into shares of Lanxide common stock at a rate, subject to adjustment, of 13.5 shares of Lanxide common stock for each share of Lanxide Series F Preferred Stock; (ii) a mandatory conversion by the holders upon certain events, including the sale by Lanxide of at least $10.0 million of Lanxide securities in a private placement prior to the time that the Company exercised at least $10.0 million of the Series F Warrant; and (iii) the right to elect four of the seven members of the Lanxide board of directors.

         In March 1998, as partial prepayment of the Convertible Note, Applied paid the Company $500,000 in cash and transferred to the Company the promissory note evidencing the $1.5 million loan from Applied to LPM in August 1996. See "--1997 Intercompany Convertible Note." Upon receipt thereof, the Company and Lanxide entered into a series of transactions pursuant to which, among other things, the Company paid to a subsidiary of Lanxide the $500,000 in cash it received from Applied and cancelled the $3.0 million LPM Note and the $1.5 million indebtedness of LPM to Applied (which was guaranteed by Lanxide) in exchange for the CERASET Business, CERASET License and CERASET Trademark. See "Business--Polymer Manufacturing and Sales."

         Pursuant to the terms of the CERASET License, Polymer Technologies has agreed to pay a subsidiary of Lanxide a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology. See "Business--Polymer Manufacturing and Sales."

          In connection with the Company's acquisition of the CERASET Business, CERASET License and CERASET Trademark, the Company and Lanxide amended the Securities Purchase Agreement, pursuant to which, among other things, (i) the Company and Lanxide each agreed to exchange all of the issued and outstanding shares of Lanxide Series G Preferred Stock held by the Company for an equal number of Lanxide Series H Preferred Stock, (ii) the Company's right to purchase additional shares of Lanxide Series G Preferred Stock pursuant to the Securities Purchase Agreement was cancelled, (iii) Lanxide issued a warrant to the Company for the purchase of up to 270,000 shares of Lanxide common stock, at an exercise price of $7.41 per share, which exercise price may be paid by the tender of shares of Lanxide Series H Preferred Stock (the "Lanxide Warrant"), and (iv) the Company's right to purchase 250,000 shares of Lanxide Series F Preferred Stock pursuant to the Series F Warrant was cancelled. The Lanxide Series H Preferred Stock is not convertible and is not entitled to vote or to receive dividends. The Lanxide Series H Preferred Stock is redeemable by Lanxide after December 31, 1998 to the extent such shares are not used to exercise the Lanxide Warrant.

          In addition, the Company, Applied, Lanxide and LPM entered into a settlement and release agreement pursuant to which, among other things, the parties acknowledged and agreed that the Voting Agreement was terminated on February 5, 1998, and the parties released each other from any and all claims arising out of the $3.0 million loan from the Company to LPM, the $1.5 million loan from Applied to LPM, the Securities Purchase Agreement, and the Voting Agreement.

LICENSE OF SET TECHNOLOGY

         As a result of its acquisitions of the capital stock of Commodore Laboratories, Applied acquired all patents, discoveries, technology and other intellectual property in connection with the SET process which it later transferred to Solution in December 1996. The Company licenses from Solution the exclusive worldwide right with the right to sublicense, to make, use, sell and exploit, itself or jointly with other third parties, for the life of all patents now or hereafter owned by Solution, the SET process and all related technology underlying such patents and intellectual property in all domestic and international commercial and industrial applications, in connection with the destruction of CFCs and other ozone-depleting substances (the "CFC Business"); provided that such license expressly limits the rights of the licensee(s) and others who may be sub-licensees or users of Solution's patents and technologies to the CFC Business.

CFC TECHNOLOGY AND SUPPORT AGREEMENT

         The Company has entered into a five-year technology and technical support agreement with Applied and CFC Technologies. Pursuant to such agreement, Applied will provide certain research and development, equipment engineering and technical support to enable the Company and CFC Technologies to exploit the CFC Business. Under such agreement, Applied will provide the Company and CFC Technologies the services of certain Applied personnel and equipment. Applied will charge CFC Technologies and the Company a fee equal to the sum of (a) the actual costs of all materials and equipment utilized in connection with such services; and (b) an hourly rate allocable to the services rendered by all Applied personnel which shall be equal to 120% of the average hourly rate of compensation then payable by Applied to such persons (based on a 35-hour work week). Under the terms of the technology and technical services agreement, in no event will the employees of the Applied be required to expend in excess of 25% of their business and professional time in any 90-day period in rendering services to the Company or CFC Technologies, without the majority approval or consent of Herbert A. Cohen and David L. Mitchell, or such other members of the Board of Directors of the Company not otherwise affiliated with or employed by the Company, Applied or any of their respective subsidiaries.

FUTURE TRANSACTIONS

         In June 1996, the Company's Board of Directors adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors and principal stockholders, or any affiliates of the foregoing, be on terms no less favorable to the Company than could reasonably be obtained in "arm's-length" transactions with independent third parties, and any such transactions also be approved by a majority of the Company's disinterested non-management directors.

                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Annual Report:

                                                                                                    Page No.
                                                                                                    --------
Financial Statements.
         Report of Independent Accountants.................................................            F-1
         Independent Auditor's Report......................................................            F-1A
         Consolidated Balance Sheet as of December 31, 1996 and 1997.......................            F-2
         Consolidated Statement of Operations for the years ended
                  December 31, 1995, 1996 and 1997.........................................            F-3
         Consolidated Statement of Stockholders' Equity for the years
                  ended December 31, 1995, 1996 and 1997...................................            F-4
         Consolidated Statement of Cash Flows for the years ended
                  December 31, 1995, 1996 and 1997.........................................            F-5
         Notes to Consolidated Financial Statements........................................            F-6

         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.

Exhibits No.         Description
------------         -----------

    3.1              Certificate of Incorporation of Commodore Environmental Services, Inc. (1)

    3.2              Certificate of Stock Designation of Commodore Environmental Services, Inc. (6)

    3.3              By-Laws of Commodore Environmental Services, Inc. (1)

    10.1             Certificate from the State of Vermont for Harvest American Insurance Company. (1)

    10.2             Letter Agreement, dated March 18, 1991 with Ameritech Oil Gas Corporation with respect to
                     Oklahoma Oil & Gas Field. (3)

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


Exhibits No.         Description
------------         -----------
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


Exhibits No.         Description
------------         -----------

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

    10.36            Line of Credit Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.37            Line of Credit Promissory Note, dated November 13, 1996, by LPM in favor of the Company. (9)

    10.38            Security Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.39            Guarantee, dated November 13, 1996, by Lanxide Corporation in favor of the Company. (9)

   *10.40            Warrant, dated March 5, 1998, issued by Lanxide Corporation to the Company.

   *10.41            Settlement and Release Agreement, dated March 5, 1998, by and among Lanxide Corporation,
                     Lanxide Performance Materials, Inc., Marc S. Newkirk, the Company and Applied.

   *10.42            Amendment to Securities Purchase Agreement, dated March 5,
                     1998, by and between the Company and Lanxide Corporation.

   *10.43            License Agreement, dated as of March 5, 1998, by and among Commodore Polymer Technologies,
                     Inc., Lanxide Corporation and Lanxide Technology Company L.P.

   *21.1             Subsidiaries of the registrant.

   *27.1             Financial Data Schedule.

-------------------
* Filed herewith.


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

(3) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 30, 1992.

(4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

(5) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

(6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

(7) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 12, 1996.

(8) Incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Separation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

(9) Incorporated by reference to Exhibits 1, 3, 4, 5 and 6 in the Registrant's Form 8-K dated November 13, 1996.

Reports on Form 8-K:

         On October 3, 1997, the Company filed with the Securities and Exchange Commission Amendment No. 1 on Form 8-K/A to the Company's Current Report on Form 8-K, dated May 20, 1997, with respect to the 1997 Private Placement, and its $4.0 million loan to Applied in September 1997. Such transactions were reported under Item 5 of Form 8-K and no financial statements were included in such report.

                                   SIGNATURES

    Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 6, 1998              COMMODORE ENVIRONMENTAL SERVICES, INC.


                                    By: /s/ Paul E. Hannesson
                                        -------------------------------------
                                        Paul E. Hannesson
                                        Chairman of the Board,
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul E. Hannesson                  Chairman of the Board, President and        April 6, 1998
------------------------               Chief Executive Officer (principal
Paul E. Hannesson                      executive officer)

/s/ Michael D. Fullwood                Senior Vice President, Chief Financial      April 6, 1998
------------------------               and Administrative Officer, Secretary and
Michael D. Fullwood                    General Counsel (principal financial and
                                       accounting officer)

/s/ Paul E. Hannesson                  Chairman of the Board                       April 6, 1998
------------------------
Paul E. Hannesson

/s/ Kenneth L. Adelman                 Director                                    April 6, 1998
------------------------
Kenneth L. Adelman

/s/ Bentley J. Blum                    Director                                    April 6, 1998
------------------------
Bentley J. Blum

/s/ Herbert A. Cohen                   Director                                    April 6, 1998
------------------------
Herbert A. Cohen

/s/ David L. Mitchell                  Director                                    April 6, 1998
------------------------
David L. Mitchell


                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Financial Statements
--------------------
     Report of Independent Accountants................................   F-1

     Independent Auditor's Report.....................................   F-1A

     Consolidated Balance Sheet as of December 31, 1996 and 1997......   F-2

     Consolidated Statement of Operations for the years ended
        December 31, 1995, 1996 and 1997..............................   F-3

     Consolidated Statement of Stockholders' Equity for the years ended
        December 31, 1995, 1996 and 1997..............................   F-4

     Consolidated Statement of Cash Flows for the years ended
        December 31, 1995, 1996 and 1997..............................   F-5

     Notes to Consolidated Financial Statements.......................   F-6

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

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Commodore Environmental Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP






Philadelphia, Pennsylvania
March 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Commodore Environmental Services, Inc.


         We have audited the accompanying statements of operations and stockholders' equity and cash flows for the year ended December 31, 1995 of Commodore Environmental Services, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commodore Environmental Services, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                           TANNER + CO.




Salt Lake City, Utah
February 6, 1996

                                      F-1A

Commodore Environmental Services, Inc.
and Subsidiaries
Consolidated Balance Sheet
December 31, 1997 and 1996
(Dollars in thousands)
-------------------------------------------------------------------------------

                                            Assets                                          1997                    1996
Current assets:
 Cash and cash equivalents (Note 2)                                                       $13,542                  $15,280
 Accounts receivable, net (Note 2 and 5)                                                    3,064                    7,149
 Notes and advances to related parties                                                      3,866                    3,034
 Restricted cash and certificates of deposit (Note 2)                                         310                      670
 Inventory                                                                                    360                        -
 Prepaid assets and other current receivables                                                 402                      582
                                                                                          -------                  -------
  Total current assets                                                                     21,544                   26,715
Certificates of deposit and restricted cash (Note 2)                                            -                    1,145
Other receivables (Note 5)                                                                    516                      384
Investments and advances (Note 7)                                                             911                    1,015
Property and equipment, net (Notes 2 and 8)                                                 2,498                    2,044
Non-performing notes receivable (Note 6)                                                      912                      912
Other assets (Notes 2):
 Deferred financing costs, net of accumulated amortization of $384 and $288, respectively      96                      192
 Patents and completed technology, net of accumulated amortization of
  $238 and $140, respectively                                                               1,150                    1,004
 Goodwill, net of accumulated amortization of $320 and $113, respectively                   7,353                    7,560
 Other                                                                                         36                      142
                                                                                          -------                  -------
                                                                                            8,635                    8,898
                                                                                          -------                  -------
   Total Assets                                                                           $35,016                  $41,113
                                                                                          =======                  =======

                                      Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payables                                                                        $ 2,150                  $ 3,801
 Line of credit and current portion of long-term debt (Notes 10 and 11)                     1,226                    7,131
 Other accrued liabilities (Note 9)                                                         4,960                    2,941
                                                                                          -------                  -------
   Total current liabilities                                                                8,336                   13,873
Insurance loss reserve (Notes 2 and 17)                                                         -                    1,275
Bonds payable and other long-term debt (Note 11)                                            4,019                    4,029
Deferred gain                                                                                 656                      690
Promissory note to related party (Note 4)                                                   2,250                    2,250
                                                                                          -------                  -------
   Total Liabilities                                                                       15,261                   22,117

Minority interests in consolidated subsidiaries                                            12,558                    6,165
Commitments and contingencies (Note 17)                                                         -                        -
Redeemable Preferred Stock (Note 13)
 Series D Preferred Stock, par value $0.01 per share, 7% annual cumulative dividends
  46,800 shares outstanding                                                                 3,557                        -
Stockholders' equity (Note 14):
 Preferred Stock, par value $0.01 per share, authorized 10,000,000 shares,
  issued and outstanding 4,309,577 shares and 4,649,917 shares                                 43                       46
 Common Stock, par value $0.01 per share, authorized 100,000,000 shares,
  issued 59,233,583 shares and 57,924,368 shares                                              592                      579
 Additional paid-in capital                                                                46,074                   41,768
 Accumulated deficit                                                                      (43,044)                 (29,537)
                                                                                          -------                  -------
                                                                                            3,665                   12,856
 Less 506,329 common shares of treasury stock, at cost                                        (25)                     (25)
                                                                                          -------                  -------
   Total Stockholders' Equity                                                               3,640                   12,831
                                                                                          -------                  -------
   Total Liabilities and Stockholders' Equity                                             $35,016                  $41,113
                                                                                          =======                  =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

Commodore Environmental Services, Inc.
and Subsidiaries
Consolidated Statement of Operations
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Data)
-------------------------------------------------------------------------------

                                                                             1997           1996           1995
Revenues:
 Contract revenues (Note 2)                                                $ 19,493       $ 5,123        $     -
 Income from commercial real estate activities (Notes 2 and 6)                    -             -          1,041
 Other operating income                                                           -           130              3
                                                                           --------       -------        -------
   Total revenues                                                            19,493         5,253          1,044

Costs and expenses:
 Cost of sales                                                               16,325         4,291              -
 Research and development (Note 2)                                            3,074         2,997          1,990
 General and administrative                                                  17,058         6,064          1,518
 Depreciation and amortization (Note 2)                                       1,282           561              -
 In-process technology acquired                                                   -            78              -
                                                                           --------       -------        -------
 Total costs and expenses                                                    37,739        13,991          3,508
                                                                           --------       -------        -------

Loss before interest, taxes and equity in affiliate
 losses and minority interests                                              (18,246)       (8,738)        (2,464)

Interest income                                                               1,004           621             45
Gain on sale of subsidiary stock                                              1,896             -              -
Interest expense                                                             (1,052)         (808)          (550)
Income tax expense (Note 12)                                                      -             -              -
                                                                           --------       -------        -------
Net loss before affiliate losses                                            (16,398)       (8,925)        (2,969)


Equity in losses of unconsolidated affiliate                                 (1,827)         (495)             -
                                                                           --------       -------        -------
Loss before minority interests                                              (18,225)       (9,420)        (2,969)

Minority interests in consolidated subsidiaries                               4,718         1,109              -
                                                                           --------       -------        -------

 Net loss                                                                  $(13,507)      $(8,311)       $(2,969)
                                                                           ========       =======        =======

 Net loss per share - basic and diluted (Note 3)                           $  (0.27)      $ (0.15)       $ (0.06)
                                                                           ========       =======        =======

 Number of weighted average shares outstanding (in thousands)                58,482        57,454         56,212
                                                                           ========       =======        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                           PREFERRED STOCK            COMMON STOCK       ADDITIONAL                       COMMON
                                       -----------------------  -----------------------    PAID IN      ACCUMULATED     STOCK HELD
                                        SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT      IN TREASURY
                                       ---------   -----------  ----------  -----------  ----------     -----------     -----------
BALANCE, JANUARY 31, 1995              4,434,709        $44     56,406,687     $564        $19,387        $(18,257)         $(25)
Issuance of Series AA Preferred Stock    100,000          1              -        -             99               -             -
Issuance of Common Stock - exercise
 of options and warrants                       -          -        362,266        4             20               -             -
Dividends on Preferred Stock                   -          -              -        -           (297)              -             -
Net loss                                       -          -              -        -              -          (2,969)            -
                                       ---------       ----     ----------     ----        -------        --------          ----
BALANCE, DECEMBER 31, 1995             4,534,709         45     56,768,953      568         19,209         (21,226)          (25)

Sale of Common Stock                           -          -        200,000        2             66               -             -
Issuance of Common Stock - exercise
 of options and warrants                       -          -        955,415        9             86               -             -
Issuance of Common Stock options               -          -              -        -             59
Sale of Series C Preferred Stock         115,208          1              -        -            105               -             -
Dividend on Preferred Stock                    -          -              -        -           (300)              -             -
Equity gains on changes of interest
 in consolidated subsidiaries                  -          -              -        -         22,543               -             -
Net loss                                       -          -              -        -              -          (8,311)            -
                                       ---------       ----     ----------     ----        -------        --------          ----
BALANCE, DECEMBER 31, 1996             4,649,917         46     57,924,368      579         41,768         (29,537)          (25)

Issuance of Common Stock for services          -          -        500,000        5            308               -             -
Issuance of Common Stock - exercise
 of options and warrants                       -          -        512,435        5             44               -             -
Issuance of Common Stock -
  conversion of Preferred Stock         (340,340)        (3)       296,780        3              -               -             -
Issuance of stock options for services         -          -              -        -            650               -             -
Dividends on Preferred Stock                   -          -              -        -         (1,766)              -             -
Equity gains on changes of interest
 in consolidated subsidiaries                  -          -              -        -          3,517               -             -
Beneficial conversion feature on
 Series D Preferred Stock                      -          -              -        -          1,553               -             -
Net loss                                       -          -              -        -              -         (13,507)            -
                                       ---------       ----     ----------     ----        -------        --------          ----
BALANCE, DECEMBER 31, 1997             4,309,577        $43     59,233,583     $592        $46,074        $(43,044)         $(25)
                                       =========       ====     ==========     ====        =======        ========          ====

             The accompanying notes are an integral part of these
                      consolidated financial statements.

COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                              DECEMBER 31,
                                                              ---------------------------------------
                                                                      1997        1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $(13,507)    $(8,311)      $(2,969)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interests in losses of subsidiaries                     (4,718)     (1,109)           --
    Depreciation and amortization                                     1,282         561           106
    Equity in losses of unconsolidated subsidiary                     1,827         495            --
    Provision for (recovery of) related party bad debt                1,043          --          (573)
    Provision for investment in related party                         2,000          --            --
    Gain on sale of subsidiary stock                                 (1,896)         --            --
    Issuance of Common Stock and stock options for services             936          59            --
    Other non-cash charges                                              197         150            96
Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                               4,085      (2,326)           --
    Other receivables                                                  (132)        (81)           --
    Patents                                                            (401)       (213)         (137)
    Inventory                                                          (360)         --            --
    Restricted cash                                                   1,505         179        (1,501)
    Prepaid and other assets                                            180        (225)          (78)
    Other assets                                                        106        (108)           --
    Accounts payables                                                (1,651)        567            --
    Insurance loss reserve                                           (1,275)        281            --
    Other accrued liabilities                                          (196)        154          (369)
                                                                   --------     -------       -------
      Net cash used in operating activities                         (10,975)     (9,927)       (5,425)
                                                                   --------     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments on notes receivables                                           --          --         3,242
 Increase in related party receivables                               (1,875)     (2,902)            1
 Purchase of property and equipment                                  (1,409)       (881)         (387)
 Increase in investments and advances                                (1,723)     (1,153)           --
 Investment in related party                                         (2,000)         --            --
 Cash acquired in subsidiary's acquisition                               --         199            --
 Purchase of minority interest in subsidiary                             --        (750)           --
                                                                   --------     -------       -------
      Net cash provided by (used in) investing activities            (7,007)     (5,487)        2,856
                                                                   --------     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from subsidiaries' sale of common and preferred stock      15,097      30,551            --
 Proceeds from exercise of options and warrants                          49          95            24
 Proceeds from the sale of redeemable preferred stock                 7,612         106           100
 Borrowings under (repayments on) line of credit                     (5,843)      1,361            --
 Payments on long-term debt                                             (72)       (255)          (24)
 Preferred stock cash dividends                                        (289)       (300)         (297)
 Preferred stock dividends paid by subsidiary                          (438)         --            --
 Borrowings from (repayments to) related parties                        128        (900)         (209)
                                                                   --------     -------       -------
      Net cash provided by (used in) financing activities            16,244      30,658          (406)
                                                                   --------     -------       -------
Increase (decrease) in cash                                          (1,738)     15,244        (2,975)
Cash, beginning of period                                            15,280          36         3,011
                                                                   --------     -------       -------
Cash, end of period                                                $ 13,542     $15,280       $    36
                                                                   ========     =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                     $    972     $   169       $   454
                                                                   --------     -------       -------
 Taxes paid                                                        $     --     $    53       $    81
                                                                   --------     -------       -------

                  The accompanying notes are an integral part of these consolidated financial statements

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

1.   Background

     Commodore Environmental Services, Inc. and subsidiaries ("Commodore"), from January 1, 1991 to December 31, 1995 had been engaged primarily in real estate operations. Since then, Commodore has been engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Commodore owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs).

     Commodore is currently working on the commercialization of these technologies through various development effects, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("ASI"), a subsidiary acquired on October 1, 1996, Commodore has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the ASI's revenues, such a reduction would materially affect its operations. However, management believes the subsidiary's existing client relationships will allow Commodore to obtain new contracts in the future.

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

     Contracts. Substantially all of Commodore's revenues are derived from ASI, consisting of engineering and scientific services performed for the U.S. Government and prime contractors that serve the Federal Government under a variety of contracts, most of which provide for reimbursement of costs plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

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

     Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these amounts to materially affect the financial statements and has established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited ASI contracts through September 30, 1995. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

     Commodore had revenues from one significant contract representing 65% of total contract revenues for the year ended December 31, 1997. This contract is scheduled to end on September 30, 1998, but has two one-year renewal options.

     Cash and Cash Equivalents
     Commodore considers cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Commodore's investments in cash equivalents are diversified among securities with high ratings in accordance with Commodore's investment policy.

     Restricted Cash and Certificates of Deposit
     Restricted cash at December 31, 1997 and 1996 consisted of $260 and $670, respectively, held in an interest bearing deposit accounts as collateral for the line of credit, as collateral for a performance bond, and as deposits on certain leased property. At December 31, 1996, the Company held certificates of deposit totalling $1,095 pursuant to the Harvest American Insurance Company settlement agreement (see Note 17). In addition, Commodore maintained $50 in certificates of deposit as security on a line of credit at December 31, 1997 and 1996, respectively. Restricted cash and certificates of deposit are classified according to the term of their restriction.

     Concentration of Credit Risk
     Commodore maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. Commodore has not experienced any losses in such accounts. Commodore believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Realization Allowance
     Mortgage receivables are recorded net of allowances for the difference between the original mortgage notes receivable with the accrued interest and the estimated fair market value of the underlying collateral.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     Property and Equipment
     Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of assets, which range from 2-10 years.

     Other Assets
     Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI (see Note 4). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in consolidated subsidiaries. Completed technology and patents are being amortized on a straight-line basis over their estimated 7 and 17 year lives, respectively. Commodore annually evaluates the existence of impairment on the basis of whether the goodwill, patents and completed technology are fully recoverable from the projected undiscounted cash flows of the assets to which they relate.

     Deferred financing costs are being amortized over 5 years.

     Income Taxes
     Commodore provides for deferred income taxes based on estimated future tax effects of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provision is made to reduce deferred tax assets to their estimated net realizable value.

     Research and Development
     Research and development expenditures are charged to operations as incurred.

     Fair Value of Financial Instruments
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Convertible bonds, accounts receivable, notes receivables, long-term debt and line of credit are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 1997 and 1996.

     Segment Reporting
     Commodore currently has one principal business line in environmental technologies. In 1995 and prior, Commodore's principal activity was real estate. Commodore and its subsidiaries operate primarily in the United States.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     New Accounting Pronouncements
     In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet.

     Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997.

     Commodore is currently analyzing the effect these standards will have upon the disclosure in the financial statements and notes thereto.

     In 1997, the FASB also issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of Information About Capital Structure." Both statements are effective for periods ending after December 15, 1997 and neither has had a material impact on the financial position or results of operations of Commodore.

3.   Earnings Per Share

     All earnings per share amounts reflect the implementation of SFAS 128. SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share are computed by dividing net income available to common shareholders, by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          1997              1996              1995
                                                                        (Dollars in thousands, except per share data)

Net loss                                                              $    (13,507)     $     (8,311)     $     (2,969)
Preferred stock dividends                                                   (1,766)             (300)             (297)
Dividends on Series D preferred stock (not declared)                          (232)               --                --
                                                                      ------------      ------------      ------------
Net loss applicable to shareholders                                   $    (15,505)     $     (8,611)     $     (3,266)
                                                                      ============      ============      ============
Weighted average common shares outstanding (basic)                      58,482,000        57,454,000        56,212,000
Employee stock options (Note 15)                                               (*)               (*)               (*)
Series AA convertible preferred stock (Note 14)                                (*)               (*)               (*)
Series B convertible preferred stock  (Note 14)                                (*)               (*)               (*)
Series C convertible preferred stock  (Note 14)                                (*)               (*)               --
Warrants issued in connection with various transactions (Note 15)              (*)               (*)               (*)
                                                                      ------------      ------------      ------------
Weighted average common shares outstanding (diluted)                    58,482,000        57,454,000        56,212,000

Loss per share (basic)                                                $      (0.27)     $      (0.15)     $      (0.06)
                                                                      ------------      ------------      ------------
Loss per share (diluted)                                              $      (0.27)     $      (0.15)     $      (0.06)
                                                                      ------------      ------------      ------------


(*) Due to Commodore's loss from continuing operations in 1997, 1996 and 1995, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.   Consolidated Subsidiaries

     Commodore Applied Technologies, Inc.
     At December 31, 1997 and 1996, Commodore owned 56% and 69%, respectively, of the Common stock outstanding of its consolidated subsidiary, Commodore Applied Technologies, Inc. ("Applied"). Commodore capitalized Applied in March 1996 by exchanging the capital stock of other consolidated subsidiaries; rights, titles, assets and properties related to certain proprietary technology; and a promissory note for all 15,000,000 newly issued shares of Applied.

     In June 1996, Applied made a public offering of 5,750,000 shares of its $.001 par value Common Stock for $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to purchase one share of Applied stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551. Commodore's $21,641 gain on this transaction was recorded as a direct increase in Commodore's paid-in capital because of Applied's early stage of development.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     In July 1996, Commodore acquired the remaining minority interests in another consolidated subsidiary and contributed its investment to Applied. The excess of Commodore's purchase price of $3,000 over the $2,294 fair value of the net assets acquired has been recorded as completed technology and is being amortized over 7 years.

     In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends and pays a 7% annual cumulative dividend. The Series A Preferred Stock is convertible at the option of investors into Applied Common Stock and also contains certain mandatory redemption features.

     In December 1997, stockholders owning 8,400 shares of Applied's Series A Preferred Stock elected to convert their shares to Applied Common Stock. Commodore's $376 gain on these conversions was recorded as a direct increase in paid-in capital. No cash dividends were paid on the Applied Series A Preferred Stock in 1997.

     In September 1997, Commodore provided a $4,000, 8% convertible unsecured loan to Applied. Unless converted into Common Stock, interest on the convertible loan is payable quarterly and the unpaid principal is payable on August 31, 2002. Commodore has the right to convert the loan into shares of Applied Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing, subject to adjustment based on a number of factors. As of December 31, 1997, the conversion price on the convertible loan remained $3.89 per share. In connection with the $4,000 loan, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.

     In October 1997, Applied sold 700,000 shares of Common Stock for net proceeds of approximately $2,344. Commodore's $420 gain on this transaction was recorded as a direct increase in paid-in capital. The sales agreement related to these shares specified certain price reset provisions. At December 31, 1997, the aggregate price reset amount was $1,198 which has been accrued by Applied as a liability.

     Commodore Separation Technologies, Inc.

     On December 2, 1996 Applied purchased three wholly-owned subsidiaries of Commodore, including Commodore Separation Technologies Inc. ("Separation"), for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see Note 18). The acquisition was accounted for as a transaction between entities under common control (carryover basis).

     In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     Commodore's $2,721 gain on this transaction was recorded as a direct increase in Commodore's paid-in capital because Separation is a development stage company.

     Minority interests in Separation at December 31, 1997 consist of the Separation Preferred Stock and warrants to purchase Separation Common Stock, both of which were sold in Separation's initial public offering. By December 31, 1997, all other minority interests in Separation's Common Equity had been reduced to zero, resulting in 100% of the losses of Separation being absorbed by Commodore. The face value and liquidation value of the Separation Preferred Stock is $6,000. The non-cumulative dividend rate on the Separation Preferred Stock is 10%. For the year ended December 31, 1997, Separation paid dividends to its Preferred shareholders of $438.

     Advanced Sciences, Inc.
     On October 1, 1996, Applied acquired all of the outstanding voting common stock of ASI and A.S. Environmental, Inc. ("ASE"). The acquisition was recorded using the purchase method of accounting. Accordingly, the results of operations of ASI have been included in the consolidated results of Commodore for the period subsequent to the date of acquisition.

     In consideration for the ASI and ASE stock, Applied issued 900,000 shares of Common Stock to ASI and ASE shareholders with a fair value of $2,250. The fair value of the underlying net liabilities of ASI totaled $5,423, resulting in $7,673 of goodwill associated with the acquisition. Commodore's $902 gain on this transaction was recorded as a direct increase in paid-in capital.

     The unaudited pro forma combined results of operations of Commodore for the year ended December 31, 1996, as if the acquisition had occurred on January 1, 1996, are as follows:

                                                1996
                                                ----
     Revenues                                $ 26,779
     Net loss                                 (12,529)
     Net loss per share                         (0.22)

     Minority Interests in Consolidated Subsidiaries
     Minority interests in Applied at December 31, 1997 consist of the minority interests in Separation previously discussed, Applied Redeemable Preferred Stock, warrants outstanding to purchase shares of Applied Common Stock, and minority shareholders of Applied Common Stock. See Note 18 regarding changes in ownership interests subsequent to December 31, 1997.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

5.   Receivables
     The components of Commodore's trade receivable are as follows as at December 31, 1997 and 1996:

                                                          December 31,
                                                     --------------------
                                                     1997          1996
                                                     ----          ----
     Contract receivables:
        Amount billed                               $ 3,285      $ 7,060
        Retainages                                      168          128
        Unrecovered costs and estimated profits
          subject to future negoitiation
          - not billed                                  (52)          71
                                                    -------      -------
                                                      3,401        7,259
     Less: Allowance for doubtful accounts
       and potential disallowances                     (416)        (300)
                                                    -------      -------
     Contract receivables - net                       2,985        6,959
     Other receivables, net of allowance
       of $45 and $306, respectively                     79          190
                                                    -------      -------
     Total receivables - net                        $ 3,064      $ 7,149
                                                    =======      =======

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

     Substantially all trade receivables are pledged to secure the ASI line of credit (see Note 10).

     Commodore was the holder of certain notes receivable and other related receivables at December 31, 1997, 1996 and 1995, which arose through the sale of real estate properties.

     On December 30, 1994, Commodore entered into an agreement with one of its debtors whereby the debtor would pay to Commodore all future proceeds from a note which the debtor received as proceeds from the sale of the property. Management has adjusted the realization allowance to reflect its estimate of the net realizable value of the receivable. Payments have been made in accordance with the agreement on the remaining receivable. Receivables comprise the following:

                                                               December 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
     Note receivable, with interest at 10%,
       in various installments through 2002, unsecured    $240          $261
     Other receivables                                     276           123
                                                         -----         -----
     Total notes and other receivables
       net of realization allowance                       $516          $384
                                                          ====          ====

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------


6.   Non-Performing Receivables

     Commodore holds a mortgage note receivable and other receivables of $2,715 and $2,514 at December 31, 1997 and 1996, respectively. Because the note and receivables are non-performing according to their terms, Commodore has recorded realization allowances of $1,803 and $1,602 at December 31, 1997 and 1996, respectively, in order to reduce the net book value of the receivables to $912 at each date. Commodore is in a second position on the real estate securing the mortgage note receivable. The realization allowances are based upon the estimated recoverability of the receivables and the underlying value of the real estate. Commodore is not recognizing interest income on the receivables and is applying all payments received as a reduction of accrued interest receivable. Commodore received no payments relating to the non-performing assets for the years ended December 31, 1997 and 1996, respectively.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

7.   Other Investments

     In 1994, Commodore obtained an interest in an oil and gas field located in Louisiana. The Louisiana property is approximately 10,000 acres and contains a number of oil producing wells. Remedial work and other minor repairs are being completed to bring some of its wells on line.
     Geological and geophysical studies on the Louisiana property have been performed and new drilling locations have been identified. The investment, aggregating $357, is accounted for under the equity method. Condensed financial information is not presented as the investment and its operations are immaterial to Commodore.

     On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash from each Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. This investment is accounted for under the equity method. Summarized information of the LLC results of operations is as follows at December 31, 1997 and 1996:

                                                1997              1996
                                                ----              ----
     Revenues                                 $   510           $    16
     Expenses                                   4,163             1,006
                                              -------           -------
     Net loss                                  (3,653)             (990)
                                              -------           -------
     Applied equity in net loss (50%)         $(1,827)          $  (495)
                                              =======           =======
     Investment in and advances to LLC:
       Opening balance                        $   658           $  --
       Capital contribution                     1,000             1,000
       Advances to LLC                            723               153
       Equity in net loss                      (1,827)             (495)
                                              -------           -------
       Net amount                             $   554           $   658
                                              =======           =======

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

8.   Property and Equipment

     Property and equipment consist of the following:

                                                 Average         December 31,
                                              Useful Life      1997      1996
                                              -----------      ----      ----

     Machinery and equipment                        10        $2,438    $1,772
     Furniture and fixtures                          5           277       427
     Computer equipment                              4           503       210
     Leasehold improvements                          5           258        43
                                                              ------    ------
                                                               3,476     2,452
     Less: accumulated depreciation and
       amortization                                              978       408
                                                              ------    ------
        Total property and equipment                          $2,498    $2,044
                                                              ======    ======


9.   Other Accrued Liabilities

     Other accrued liabilities consist of the following:


                                                                1997     1996
                                                               ------    ------
     Price reset feature of Applied Common Stock (Note 4)      $1,198    $ --
     Warrant for purchase of Applied Common Stock (Note 13)       923      --
     State taxes                                                   94       308
     Compensation and employee benefits                         1,897     1,183
     Other                                                        848     1,450
                                                               ------    ------
                                                               $4,960    $2,941
                                                               ======    ======

10.  Line of Credit

     At December 31, 1997 and 1996, ASI had a $1,199 and $7,042 outstanding balance, respectively, on a revolving line of credit with a current limit of $6,000, due March 31, 1998 with interest payable monthly at prime plus 1 percent (9.5 percent as of December 31, 1997). The credit line is secured by $153 of restricted cash and the receivables of ASI and contains certain financial covenants and restrictions. ASI was not in compliance with the covenants at December 31, 1996. On January 17, 1997, ASI entered into a revised line of credit agreement and received a waiver and forbearance of amounts due related to their previous covenant violations. ASI was in compliance with the covenants at December 31, 1997.

11.  Long-Term Debt

     Bonds Payable
     In 1993 and 1994, Commodore issued $4,000 of convertible bonds which carry an interest rate of

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     8.5%, payable quarterly, and mature on December 3, 1998. The bonds have detachable warrants for the purchase of 500,000 shares of Common Stock, exercisable at $.10 per share (see Note 15). The bonds are secured by 8,000,000 unissued shares of Commodore's Common Stock. The bonds are convertible at any time into Common Stock of Commodore at the rate of one share per $1.00 of bond principal. Commodore paid an aggregate commission of $480 in cash plus 5 year warrants to purchase 2,233,332 shares of Common Stock at $.10 per share. The bonds are redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's Common Stock exceeds $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common Stock at a price of $.68 per share through December 31, 2000 (see Note 15).

     Capital Lease Obligations
     Commodore has capital lease obligations of $46, net of imputed interest at rates ranging from 8 to 12 percent of which $27 is recorded as a current liability and $19 is due through 1999.

12.  Income Taxes

     Commodore provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1997, 1996 and 1995 and the amount presented in the financial statements is due to the increase in the tax valuation allowance which offsets the income tax benefit of the operating loss. The components of the net deferred income tax as of December 31, are as follows:


                                                                             1997           1996           1995
                                                                             ----           ----           ----
     Components of current deferred taxes, net:
      Reserve for uncollectible receivables and potential disallowances    $  2,104       $  1,689       $  3,376
      Insurance loss reserve                                                      -            540            412
      In-process technology                                                     969            969            969
      Net operating loss carryforward                                        16,356         10,079          5,471
                                                                           --------       --------       --------
        Total                                                                19,429         13,277         10,228
     Less: Valuation allowance                                              (19,429)       (13,277)       (10,228)
                                                                           --------       --------       --------
        Total                                                              $      -       $      -       $      -
                                                                           ========       ========       ========

     Commodore conducts a periodic assessment of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 1997 and 1996, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     Commodore has net operating loss ("NOL") carryforwards at December 31, 1997 of approximately $40,900 which expire in the years 1998 through 2012. Of the total amount of NOL carryforwards at December 31, 1997, approximately $28,000 and $2,600 are limited to use against future taxable income of Applied and ASI, respectively. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

13.  Redeemable Preferred Stock

     In May and August 1997, Commodore sold an aggregate of 88,000 shares of its Series D Preferred Stock for net proceeds of $7,612 after transaction costs of $968. The Series D Preferred Stock is convertible into shares of Applied Common Stock held by Commodore at a conversion price equal to approximately 85% of the Applied Common Stock market price, subject to certain floors.

     Because the redeemable Preferred Stock had a conversion rate less than the market price of Applied Common Stock on the date of issue (a beneficial conversion feature), the intrinsic value of the difference, $1,553, was recorded as a direct increase in paid-in capital. This amount was to be recorded as a non-cash Preferred dividend over the earliest possible conversion period (five months). Because of the early conversions discussed in the following paragraphs, only $1,477 of the total amount was required to be recorded as a preferred dividend.

     The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of Applied Common Stock held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices are subject to reset on August 18, 1998 to an exercise price equal to approximately 110% of the market price of Applied Common Stock on August 17, 1998, if such price is less than the original exercise price. In addition, if Applied Common Stock trades at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price is subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. The warrants were valued at $850 and were recorded as a liability until such time as the warrants are either exercised or expire. Affiliates of the placement agent received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share, valued at $73. The placement agent warrants were also recorded as a liability at the time of issuance.

     As of December 31, 1997, 41,200 shares of Series D Preferred Stock have been converted into an aggregate of 2,294,960 shares of Applied Common Stock, based upon conversion prices ranging from $1.50 per share to $2.60 per share. These conversions resulted in a net gain of $1,896 during the year ended December 31, 1997.

     Because the Series D Preferred Stock is convertible into a security other than Common Stock of Commodore, the Series D Preferred Stock is classified as Redeemable Preferred Stock, excluded from stockholder's equity. As of December 31, 1997, the 46,800 shares of Series D Preferred Stock have an aggregate liquidation value (upon which the conversion ratio is based) of approximately $4,912.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

14.  Stockholders' Equity

     Common Stock
     Commodore has authorized 100,000,000 shares of Common Stock, of which 59,233,583 and 57,924,368 shares were issued at December 31, 1997 and 1996, respectively. Of the total shares issued, 506,329 were held in treasury at December 31, 1997 and 1996.

     In 1996, Commodore issued 200,000 shares of Common Stock valued at $68 in order to purchase technologies related to the separation and remediation process. In 1997, Commodore issued 500,000 shares of Common Stock valued at $313 in exchange for services. Common Stock issued through the exercise of options and warrants is described in Note 15.

     Preferred Stock
     Commodore has authorized 3,000,000 shares of Series AA Preferred Stock, par value $.01 per share. The Series AA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a 1 to 1 ratio. In 1997, 275,000 shares of Series AA Preferred Stock were converted into 275,000 shares of Commodore Common Stock. The Series AA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share (see Note 15). At December 31, 1997, 2,725,000 shares of Series AA Preferred Stock remained outstanding.

     Commodore has authorized 1,600,000 shares of Series B Preferred Stock, par value $.01 per share. The Series B Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in 1998) and has a liquidation value of $1.00 per share. The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible to Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of Common Stock. In 1997, 65,340 shares of Series B Preferred Stock were converted into 21,780 shares of Commodore Common Stock. At December 31, 1997, 1,469,369 shares of Series B Preferred Stock remained outstanding.

     Commodore has authorized 1,500,000 shares of Series C Preferred Stock, par value of $.01 per share. The Series C Preferred Stock does not pay dividends. In 1996, Commodore issued 115,208 shares of Series C Preferred Stock. In January, 1998, the Series C Preferred Stock was converted into Commodore Common Stock at a ratio based on the market value of the Common Stock at that time compared to an assumed value of Series C Preferred Stock of $1.00 per share. The market value used in this conversion was approximately $.51 per share. The total amount of Commodore's Common Stock issued in connection with this conversion was 2,244,361 shares.

15.  Stock Options and Stock Warrants

     Commodore has adopted the intrinsic value method of accounting for stock options and warrants under

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

     Had compensation expense for Commodore's employee stock options been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FAS 123, Commodore's net loss per share would have been increased to the pro forma amounts indicated below:


     December 31,                         1997           1996           1995
     ------------                         ----           ----           ----

     Net loss - as reported             $(13,507)      $(8,311)       $(2,969)
     Net loss - pro forma               $(17,733)      $(9,858)       $(3,538)
     Loss per share - as reported       $   (.27)      $  (.15)       $  (.06)
     Loss per share - pro forma         $   (.34)      $  (.18)       $  (.07)

     FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected volatility is 60-65 percent, the expected life of the options is equal to their term, and the expected risk-free rate of return is calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options.

     Compensation expense under APB 25 of $650 and $59 has been recognized for the stock options issued to employees and directors 1997 and in 1996, respectively.

     Stock Options
     The following table presents the outstanding options (vested and non vested) at December 31, 1997, 1996 and 1995.


                                                            1997                          1996                       1995
                                                   ----------------------        ----------------------     ----------------------
                                                                 Weighted                      Weighted                   Weighted
                                                                  Average                       Average                    Average
                                                                  Exercise                     Exercise                   Exercise
                                                     Shares        Price          Shares         Price       Shares         Price

     Options outstanding - beginning of year        8,585,000      $0.86         2,200,000      $0.18       1,720,000      $0.09
     Granted                                        6,155,000       0.85         7,005,000       1.00         480,000       0.50
     Exercised                                       (190,000)      0.10          (320,000)      0.14               -
     Forfeited                                       (240,000)      0.50          (300,000)      0.10               -
     Rescinded                                     (5,645,000)      1.07                 -                          -
                                                   ----------                    ---------                  ---------

     Options outstanding - end of year              8,665,000      $0.78         8,585,000      $0.86       2,200,000      $0.18
                                                   ==========                    =========                  =========
     Options exercisable - end of year              5,400,000                    2,745,000                  1,010,000
     Weighted average fair value of options        ==========                    =========                  =========
      granted during the period                                    $0.70                        $0.58                      $0.26

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     The following table summarizes information about employee stock options outstanding at December 31, 1997.

                                       Options Outstanding                    Options Exercisable
                        ------------------------------------------      ------------------------------
                                         Weighted
                                         Average        Weighted                             Weighted
            Range of                    Remaining       Average                              Average
           Exercisable     Number      Contractual      Exercise             Number          Exercise
             Prices      Outstanding       Life          Price             Exercisable        Price
           ------------  -----------   -----------     -----------      ---------------    -----------
           $.10-$ .29    1,750,000     4.38 years       $  .18            1,550,000         $  .19
           $.37-$ .60    1,505,000     5.00 years       $  .52            1,060,000         $  .54
           $.84-$1.12    5,410,000     8.93 years       $  .87            2,790,000         $  .90
------------------------------------------------------------------------------------------------------
Total      $.10-$1.12    8,665,000     7.33 years       $  .78            5,400,000         $  .62
------------------------------------------------------------------------------------------------------


     Stock Warrants
     In 1997 and 1996, warrants for the purchase of 322,435 and 635,415 shares of Common Stock were exercised resulting in net proceeds to Commodore of $31 and $30, respectively.

     Outstanding warrants at December 31, 1997 and 1996 are as follows:

      Number of          Number of
      Warrants           Warrants         Exercise           Expiration
        1997               1996            Price               Date
        ----               ----            -----               ----

      2,639,884         2,662,319           .05             July 1998
      1,000,000         1,000,000          1.00             September 1998
      8,983,332         9,283,332           .10             December 1998
        200,000           200,000           .14             October 1999
      2,000,000         2,000,000           .68             December 2000
     ----------        ----------
     14,823,216        15,145,651
     ==========        ==========



     As of December 31, 1997, all stock warrants were currently exercisable.

16.  Related Party Transactions

     Commodore was allocated rental charges of $104, $89 and $58 for the years ended December 31, 1997, 1996 and 1995, respectively by an entity owned by Commodore's principal shareholder and chairman.

     At December 31, 1997 Commodore and Applied held notes receivable of $3,000 and $1,500, respectively, from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by significant common ownership and by the transactions described below. The notes became due on February 28, 1998. In 1997,

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     a reserve in the amount of $669 was recorded, reducing the net carrying amount of Commodore's aggregate receivable to $3,831. The notes were collateralized by the assets of LPM and guaranteed by Lanxide Corp. on behalf of its subsidiary.

     In March 1998, Applied transferred their note receivable from LPM and $500 cash to Commodore as a payment on amounts due under the September 1997 intercompany note (see Note 4). Also in March 1998, Commodore exchanged its notes receivable from LPM, including the note recently acquired from Applied, along with $500 cash for a license and trademark to a technology called CERASET(TM) owned by Lanxide. Commodore recorded the license at the carrying value of the notes receivable plus the cash exchanged.

     In July 1997, Commodore obtained effective control of Lanxide pursuant to a voting agreement (the "Voting Agreement") among certain Lanxide stockholders. Pursuant to the Voting Agreement, stockholders of Lanxide owning 50.1% of the outstanding shares of the Lanxide Common Stock granted proxies to members of Commodore's Board of Directors to vote all shares of Lanxide Common Stock held by each such stockholder until December 31, 1998. Also in July 1997, Commodore purchased 20,000 shares of Lanxide Series G Preferred Stock for $2,000. The terms of this transaction would have allowed Commodore to make additional investments in Lanxide, effectively acquiring a majority ownership of Lanxide. On August 27, 1997, Commodore informed Lanxide that it would not make additional investments in Lanxide. As of December 31, 1997, Commodore had provided a reserve against its entire $2,000 investment in Lanxide. In January 1998, the Voting Agreement was rescinded.

     In connection with the transactions with Lanxide, Commodore and its subsidiaries advanced a total of $374 to Lanxide related to certain fees and expenses incurred by Lanxide. At December 31, 1997, a $374 reserve had been established against these receivables.

17.  Commitments and Contingencies

     Operating Leases
     Commodore and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:

                 1998                                       $  566
                 1999                                          485
                 2000                                          339
                 2001                                          248
                 2002                                           15
                                                            ------
                                                            $1,653
                                                            ======

     Rent expense approximated $847, $318, and $127 in 1997, 1996 and 1995, respectively.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     Employment Agreements
     Commodore and its subsidiaries have employment agreements with 10 executives and key personnel. Aggregate minimum payments under the employment agreements for the following five years are as follows:

                1998                                       $2,128
                1999                                        1,806
                2000                                          279
                2001                                           85
                                                           ------
                Total                                      $4,298
                                                           ======

     Commodore and its subsidiaries accrued $678 of executive bonuses in 1997. These bonuses were paid in 1998.

     Self Insurance
     Harvest American. In July 1987, Commodore established Harvest American Insurance Company, a wholly-owned licensed "captive" insurance company subsidiary. Harvest issued insurance policies exclusively to Commodore's former asbestos abatement subsidiaries. The policies were in effect from July 1987 through January 1989. The maximum exposure under policies is $5,000 in the aggregate.

     In December, 1994, the governing insurance regulators and Commodore entered into a settlement agreement which required Commodore to deposit $750 into an interest bearing account as a capital contribution to Harvest. As of September 30, 1997, Harvest had capital of $1,141 in an interest bearing account and a $4,238 intercompany demand note from Commodore.

     An independent actuary determined that the loss reserve required in connection with the policies issued by Harvest as of December 31, 1994 was $994. In October 1997, Harvest transferred 100% of its risk to two insurance companies ("Assuming Insurers") for a total cost of $1,275, acceptable to the appropriate regulatory agencies. Commodore funded the additional $134 required. The insurance commissioner, in accordance with the settlement agreement, released all cash to Harvest for payment to the Assuming Insurers.

     Benefit Plan. During 1996 and 1997, Commodore operated a health benefit plan for certain employees under which it is partially self-insured. The maximum liability is limited to $65 per individual per year. Claims in excess of Commodore's maximum liability are insured by a health insurance carrier. Effective April 1, 1997, Commodore became fully insured through an outside health insurance carrier.

Commodore Environmental Services, Inc.
And Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands except per share data)
-------------------------------------------------------------------------------

     Litigation
     Commodore has matters of litigation arising in the ordinary course of its business which, in the opinion of management, will not have a material adverse effect on the financial condition or results of operation.

18.  Subsequent Events

     In February 1998, Commodore sold (i) 1,381,692 shares of Applied Common Stock and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Applied Common Stock at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6,000. As a result of this transaction, Commodore owned approximately 43% of the outstanding shares of Applied Common Stock. Pursuant to the terms of this transaction, Commodore may be required to issue up to a maximum of 1,618,308 additional shares of Applied Common Stock to the investors for no additional consideration, based upon the market price of Applied Common Stock. Commodore will, for a certain period of time, have the right and option (but not the obligation) to require the investors to purchase additional shares of Applied Common Stock and Commodore may be required to transfer additional shares of Applied Common Stock to the investors for no additional consideration as a part of this transaction. The Applied Common Stock sold in the February 1998 transaction as well as those that may be sold under the second transaction have certain price reset features in effect for a specified period of time.

     In February 1998, Commodore provided a $5,450 unsecured loan to Applied, evidenced by Applied's 8% non-convertible note. In connection with the loan, Applied amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied Common Stock at an exercise price of $10.00 per share.

     In January 1998, and pursuant to agreement by the Board of Members, Applied advanced an additional $1,000 payment to the Teledyne - Commodore joint venture (see Note 7).

                                 EXHIBIT INDEX

Exhibits No.         Description
------------         -----------
    3.1              Certificate of Incorporation of Commodore Environmental Services, Inc. (1)

    3.2              Certificate of Stock Designation of Commodore Environmental Services, Inc. (6)

    3.3              By-Laws of Commodore Environmental Services, Inc. (1)

    10.1             Certificate from the State of Vermont for Harvest American Insurance Company. (1)

    10.2             Letter Agreement, dated March 18, 1991 with Ameritech Oil Gas Corporation with respect to
                     Oklahoma Oil & Gas Field. (3)

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

Exhibits No.         Description
------------         -----------
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

    10.36            Line of Credit Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.37            Line of Credit Promissory Note, dated November 13, 1996, by LPM in favor of the Company. (9)

    10.38            Security Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.39            Guarantee, dated November 13, 1996, by Lanxide Corporation in favor of the Company. (9)

   *10.40            Warrant, dated March 5, 1998, issued by Lanxide Corporation to the Company.

   *10.41            Settlement and Release Agreement, dated March 5, 1998, by and among Lanxide Corporation,
                     Lanxide Performance Materials, Inc., Marc S. Newkirk, the Company and Applied.

   *10.42            Amendment to Securities Purchase Agreement, dated March 5,
                     1998, by and between the Company and Lanxide Corporation.

   *10.43            License Agreement, dated as of March 5, 1998, by and among Commodore Polymer Technologies,
                     Inc., Lanxide Corporation and Lanxide Technology Company L.P.

   *21.1             Subsidiaries of the registrant.

   *27.1             Financial Data Schedule.

-------------------
* Filed herewith.

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

(3) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 30, 1992.

(4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

(5) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

(6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

(7) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 12, 1996.

(8) Incorporated by reference to Exhibit 10.12 to Amendment No. 3 to Separation's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 23, 1997 (File No. 333-11813).

(9) Incorporated by reference to Exhibits 1, 3, 4, 5 and 6 in the Registrant's Form 8-K dated November 13, 1996.