Form 10-Q
period 1998-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1998-05-14
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                                      87-0275043
               (STATE OR OTHER JURISDICTION OF                                       (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                                      IDENTIFICATION NO.)

                    150 EAST 58TH STREET
                     NEW YORK, NEW YORK                                                   10155
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 308-5800
                                                      --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No      .
                                              -----    -----

     The number of shares the common stock outstanding at May 14, 1998 was 61,722,993.
-----------

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I.           FINANCIAL INFORMATION ......................................................................         3


Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet -
                           March 31, 1998 and December 31, 1997 ..............................................          3

                  Condensed Consolidated Statement of Operations -
                           Three months ended March 31, 1998 and
                           March 31, 1997 ....................................................................          5

                  Condensed Consolidated Statement of Cash Flows Three months ended March 31, 1998 and
                           March 31, 1997 ....................................................................          6

                  Notes to Condensed Consolidated Financial Statements .......................................          7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ...............................................          9

PART II.          OTHER INFORMATION ..........................................................................         12

SIGNATURES ...................................................................................................         13

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MARCH 31,  DECEMBER 31,
                              ASSETS                      1998         1997
                                                        ---------  ------------
                                                       (unaudited)
Current Assets:
        Cash and cash equivalents                        $    50     $13,542
        Accounts receivable, net                               8       3,064
        Notes and advances to related parties                 --       3,866
        Restricted cash                                       50         310
        Inventory                                             --         360
        Prepaid assets and other current assets               --         402
                                                         -------     -------
               Total Current Assets                          108      21,544

Other receivables                                            335         516
Other investments                                            357         911
Investment in and loans to unconsolidated subsidiary      11,353          --
Property and equipment, net                                   --       2,498
Non-performing note receivable                               912         912
Deferred financing costs, net                                 72          96
Patents and completed technology, net                      4,436       1,150
Goodwill, net                                                 --       7,353
Other assets                                                  18          36
                                                         -------     -------
               Total Assets                              $17,591     $35,016
                                                         =======     =======





            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET - - (CONT'D)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 MARCH 31,    DECEMBER 31,
                         LIABILITIES AND                           1998          1997
                       STOCKHOLDERS' EQUITY                      ---------    ------------

                                                                (unaudited)
Current Liabilities:
        Accounts payable and accrued liabilities                 $    417      $  2,150
        Line of credit and current portion of long-term debt        4,000         1,226
        Other accrued liabilities                                     923         4,960
                                                                 --------      --------
             Total Current Liabilities                              5,340         8,336
Bonds payable and other long-term debt                                 --         4,019

Deferred gain                                                         656           656
Promissory note to related party                                    2,250         2,250
Minority interest                                                      --        12,558
Redeemable preferred stock                                            380         3,557

Stockholders' Equity:
        Preferred stock, par value $.01 per share
             authorized 10,000,000 issued and
             outstanding 3,926,530 and 4,309,577                       39            43
        Common stock, par value $.01 per share
              authorized  100,000,000 and shares
              issued and outstanding 61,722,993
              and 59,233,368                                          617           592
        Additional paid-in capital                                 45,989        46,074
        Retained earnings (deficit)                               (37,655)      (43,044)
                                                                 --------      --------
                                                                    8,990         3,665
        Less cost of 506,329 shares of common
              stock held in treasury                                  (25)          (25)
                                                                 --------      --------
            Total Stockholders' Equity                              8,965         3,640
                                                                 --------      --------
        Total liabilities and stockholders' equity               $ 17,591      $ 35,016
                                                                 ========      ========

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  THREE MONTHS ENDED
                                                MARCH 31,     MARCH 31,
                                                  1998          1997
                                                ---------     ---------
Contract revenues                                $ 1,259      $ 5,028
Costs and expenses:
        Cost of sales                                961        4,009
        Research and development                     173          606
        General and administrative                 1,428        2,923
        Depreciation and amortization                 96          243
                                                 -------      -------
                Total costs and expenses           2,658        7,781
                                                 -------      -------
Loss from operations                              (1,399)      (2,753)
                                                 -------      -------
Other income (expense):
        Interest income                              132          166
        Interest expense                            (159)        (328)
        Equity in losses from
           unconsolidated subsidiary              (1,246)        (426)
        Gain on sale of subsidiary stock           7,643           --
        Minority interest                            418          982
        Income tax expense                            --           --
                                                 -------      -------
                Net income (loss)                $ 5,389      $(2,359)
                                                 =======      =======
Net income (loss) per share - Basic
        (Based on weighted average
        shares of 59,475,000 and 57,508,000)     $   .09      $  (.04)
                                                 =======      =======

Net income (loss) per share - Diluted
        (Based on weighted average
        shares of 73,908,000 and 57,508,000)     $   .07      $  (.04)
                                                 =======      =======


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                THREE MONTHS ENDED
                                                                              MARCH 31,     MARCH 31,
                                                                                1998          1997
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            $  5,389      $ (2,359)
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation and amortization                                                  96           243
     Interest (non cash)                                                            24            24
     Gain of sale of subsidiary stock                                           (7,643)           --
     Undistributed losses of unconsolidated subsidiary                           1,246           426
     Changes in net assets of subsidiary prior to deconsolidation                3,236            --
     Minority interest                                                            (418)         (982)
     Decrease (increase) in:
           Accounts receivable                                                      (8)        3,433
           Other assets                                                             --          (432)
           Restricted cash                                                          --        (1,499)
     Increase (decrease) in:
           Accounts payable and accrued liabilities                                (62)          (74)
           Other liabilities                                                        --            --
                                                                              --------      --------
            Net cash provided by(used in) operating activities                   1,860        (1,220)
                                                                              --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Payments received on receivables                                               163            69
    Purchase of equipment                                                           --          (309)
    Acquisition of patents                                                          --           (56)
    Acquisition of completed technology                                         (4,436)           --
    Other investments                                                               --          (994)
                                                                              --------      --------
           Net cash used in investing activities:                               (4,273)       (1,290)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of subsidiary stock                                      5,450            --
     Decrease in line of credit                                                     --        (1,297)
     Issuance of common stock                                                       --            16
     Payment of long term debt                                                      --            --
     Payment of dividends on preferred stock                                       (64)          (75)
     Advances to related parties                                                (5,450)       (1,787)
                                                                              --------      --------
            Net cash used in financing activities                                  (64)       (3,143)
                                                                              --------      --------
Decrease in cash                                                                (2,477)       (5,653)
     Deconsolidation of subsidiary owned cash                                  (11,015)           --
     Cash at beginning of period                                                13,542        15,280
                                                                              --------      --------
Cash, end of period                                                           $     50      $  9,627
                                                                              ========      ========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 MARCH 31, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1997.

         In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business") from a subsidiary of Lanxide, a company which specializes in the manufacture of ceramic bonding and refractory materials. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers (the "CERASET License"), and acquired the right to use the trademark "CERASET" in connection with the marketing and sales of products containing CERASET polymers (the "CERASET Trademark"), on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantage for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership.

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

         From the Company's acquisition of Commodore Applied Technologies, Inc. ("Applied")'s predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Commodore Solution Technologies, Inc. ("Solution"), Commodore Separation Technologies, Inc. ("Separation"), Commodore Advanced Sciences, Inc. ("Advanced Sciences") (which accounts for substantially all of Applied's revenues) and Commodore CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits.

          As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 42.2% as of May 11, 1998. While the Company's financial condition for the year ended December 31, 1997 consolidated that of Applied and its operating subsidiaries, including Advanced Sciences, beginning with the first fiscal quarter of 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries.

         In addition, the Company owns approximately 42.2% of Applied whose principal businesses consist of the development of technologies or the destruction or neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation of destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons
(CFCs). In addition Applied owns 100% of Advanced Sciences, a subsidiary acquired on October 1, 1996. Advanced Sciences has contracts with various government agencies and private companies throughout the United States and abroad relating engineering and scientific services. Applied also owns 87% of Separation whose principal business is to separate and abstract various solubilized materials from liquid and gaseous streams. The consolidated financial statements do not include accounts of Applied and its majority-owned subsidiaries.


NOTE B - CONTINGENCIES

         The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE C - INCOME TAXES

         The Company intends to utilize its net operating loss carryforwards to offset any income tax expense and therefore anticipates it will not incur an income tax liability as a result of net income on the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The current principal businesses of the Company are conducted through its 42.2% owned affiliate. Applied, and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs).

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

         Commodore Polymer Technologies, has had nominal operations to date.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues were $1,259 for the three months ended March 31, 1998, as compared to $5,028 for the three months ended March 31, 1997. Such revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries Separation and Advanced Sciences, as its ownership percentage had decreased to below 50%. The Company's 1997 revenues include that of Applied, which at that time was consolidated, consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and included estimated fees in the proportion that cost to date bear to total estimated costs. Cost of sales were $961 for the three months ended March 31, 1998 as compared to $4,009 for the three months ended March 31, 1997. These costs also relate to the financial results of Applied and its subsidiaries.

         For the three months ended March 31, 1998, the Company had research and development expense of $173 as compared to $606 for the three months ended March 31, 1997. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease is due to the fact that as of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries.

         General and administrative expenses for the three months ended March 31, 1998 were $1,428 as compared to $2,923 for the three months ended March 31, 1997. The decrease is due to the fact that Applied was only consolidated or one month in 1998.

         The Company has recorded its portion of equity losses from an unconsolidated subsidiary of $1,246 for the three months ended March 31, 1998 as compared to $426 for the three months ended March 31, 1997. The results for 1998 include the Company's portion of loss pertaining to Applied and its subsidiaries. The results for 1997 include the Company's portion of loss pertaining to the Teledyne-Commodore LLC joint venture of which Applied is a 50% owner. The 1998 results of the Teledyne-Commodore LLC joint venture are included in the $1,246 loss for that period. As of March 31, 1998, the Company owned 42.5% of Applied.

         In February 1998, the Company completed the first tranche sale of a private placement of its Applied common stock, from which it received net proceeds of $5,450. In addition, approximately 41,800 shares of Preferred Stock Series D were converted into approximately 1,500,000 shares of common stock of Applied which the Company owned. The Company recorded a gain of $7,643 in connection with the sale and conversion transactions described.

         Interest income was $132 for the three months ended March 31, 1998, as compared to $166 for the three months ended March 31, 1997. Interest income of $132 consisted primarily of interest income from loans due from Applied. Interest income of $166 consisted of interest from commercial paper and U.S. Treasuries.

         Interest expense for the three months ended March 31, 1998 was $159 as compared to $328 for the three months ended March 31, 1997. Interest expense of $174 from Applied was included in the three months ended March 31, 1997.
Applied results were not consolidated for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         In May and August 1997, the Company sold shares of its Series D Preferred Stock and warrants in the 1997 Private Placement from which it received net proceeds of approximately $7.8 million. In connection with the 1997 Private Placement, the Company incurred transaction costs of approximately $968 and issued to affiliates of the finder warrants to purchase an aggregate of 85,000 shares of Applied Common stock held by the Company at prices ranging from $5.15 per share to $7.14 per share.

         In September 1997, the Company provided Applied with a $4.0 million unsecured loan, evidenced by Applied's 8% convertible subordinated note due August 31, 2002. In connection with the loan, Applied issued warrants to purchase 1,000,000 shares of Applied Common Stock to the Company valued at $660 and provided a beneficial conversion privilege with an intrinsic value of $750 as of the date of the transaction.

         In February 1998, the Company completed the First Tranche Sale in connection with the February 1998 Private Placement from which it received net proceeds of approximately $5,450. In connection with the First Tranche Sale, the Company incurred transaction costs of approximately $550. Upon receipt of such net proceeds, the Company provided Applied with a $5,450 unsecured loan, evidenced by Applied's 8% non-convertible note due on the earlier to occur of
(a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution, subject to certain conditions. Applied will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Applied debt or to redeem any Applied equity or equity-equivalent securities.

         In November 1996, the Company loaned $3.0 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by a promissory note, dated November 13, 1996, in the Principal amount of $3.0 million (the "LPM Note"), which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, Applied transferred to the Company a promissory note in the principal amount of $1.5 million, together with $500 in cash, as partial prepayment of the $4.0 million unsecured loan from the Company to Applied in September 1997. Upon receipt of such prepayment, the Company cancelled the LPM Note and paid Lanxide an additional $500 in cash, among other things, in exchange for the CERASET Business, CERASET License and CERASET Trademark.

         For the three months ended March 31, 1998, the Company incurred net income of $5, 389. At March 31, 1998, the Company had a working capital deficit of $5,232 as compared to working capital of $13,208 at December 31, 1997. Approximately $11,170 of working capital at December 31, 1997 related to Applied which was deconsolidated in February 1998. In addition, $3,000 of working capital at December 31, 1997 was used to acquire CERASET Business, License, and Trademark. The Company also sold Applied common stock and lent the net proceeds to Applied, which is recorded as an investment in unconsolidated subsidiary.

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

         In addition, the Company has a non-performing mortgage receivable relating to a property located in Alsip, Illinois. The owner of the property is attempting to sell the property to an unrelated third party. The Company anticipates this will provide approximately $1,000 of improved liquidity.

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

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits - 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K  -

                  The Company filed a Current Report of Form 8-K, dated February 10, 1998, regarding a loan to Applied from the Company of $5,450,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATE:  MAY 14, 1998           COMMODORE ENVIRONMENTAL SERVICES, INC.
                              (Registrant)


                              BY  /s/ MICHAEL D. FULLWOOD
                                ----------------------------------------------
                                  Michael D. Fullwood - Senior Vice President,
                                  Chief Financial and Administrative Officer,
                                  Secretary, and General Counsel
                                  (as both a duly authorized officer of the
                                  registrant and the principal financial
                                  officer or chief accounting officer of the
                                  registrant)

                               INDEX TO EXHIBITS


    Exhibit
    Number         Description
    -------        -----------

      27.1         Financial Data Schedule