Form 10-Q
period 1998-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1998-08-14
CIK 71528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

 (Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                      ---   ---

The number of shares the common stock outstanding at August 12, 1998 was 62,791,112.

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I .        FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheet -
                        June 30, 1998 and December 31, 1997 . . . . . . . . . . . .   3

                Condensed Consolidated Statement of Operations Three months ended June 30, 1998 and 1997 Six months ended June 30, 1998
                        and 1997 . . . . . . . . . .  . . . . . . . . . . . . . . .   5

                Condensed Consolidated Statement of Cash Flows Six months ended
                        June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . .   6

                Notes to Condensed Consolidated Financial Statements . . . . . . .    7

Item 2.         Managements Discussion and Analysis of Financial
                        Condition and Results of Operations . . . . . . . . . . . .   9

PART II.        OTHER INFORMATION       . . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands, Except Per Share Data)

                                                         June 30,           December 31,
            ASSETS                                         1998                1997
                                                         --------           -----------
                                                        (unaudited)
Current Assets:
      Cash and cash equivalent                           $     35           $    13,542
      Accounts receivable, net                                 --                 3,064
      Notes and advances to related parties                    --                 3,866
      Restricted cash                                          50                   310
      Inventory                                                --                   360
      Prepaid assets and other current assets                  --                   402
                                                         --------           -----------
           Total Current Assets                                85                21,544

Other receivables                                             330                   516
Other investments                                             357                   911
Investments in and loans to unconsolidated subsidiary       9,644                    --
Property and equipment, net                                    30                 2,498
Non-performing note receivable                                882                   912
Deferred financing costs, net                                  48                    96
Patents and completed technology, net                       4,362                 1,150
Goodwill, net                                                  --                 7,353
Other assets                                                   18                    36
                                                         --------           -----------
           Total Assets                                  $ 15,756           $    35,016
                                                         ========           ===========


           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 (Dollars in Thousands, Except Per Share Data)

                                                                June 30,      December 31,
               LIABILITIES AND                                    1998            1997
             STOCKHOLDERS EQUITY                                --------      ------------
                                                              (unaudited)
Current Liabilities:
     Accounts payable and accrued liabilities                   $    649      $      2,150
     Line of credit and current portion of long-term debt          4,000             1,226
     Other accrued liabilities                                       923             4,960
                                                                --------      ------------
     Total Current Liabilities                                     5,572             8,336

Bonds payable and other long-term debt                                --             4,019
Deferred gain                                                        656               656
Promissory note to related party                                   2,250             2,250
                                                                --------      ------------
     Total Liabilities                                             8,478            15,261

Minority interest                                                     --            12,558
Redeemable preferred stock                                            --             3,557

Stockholders Equity:
     Preferred stock, par value $.01 per share
        authorized 10,000,000 issued and
        outstanding 3,726,530 and 4,309,577                           37                43
     Common stock, par value $.01 per share
        authorized  100,000,000 and shares
        issued and outstanding 61,922,993
        and 59,233,368                                               619               592
     Additional paid-in capital                                   45,927            46,074
     Retained earnings (deficit)                                 (39,280)          (43,044)
                                                                --------      ------------
                                                                   7,303             3,665
     Less cost of 506,329 shares of common
        stock held in treasury                                       (25)              (25)
                                                                --------      ------------
Total Stockholders Equity                                          7,278             3,640
                                                                --------      ------------
Total liabilities and stockholders equity                       $ 15,756      $     35,016
                                                                ========      ============

           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited - Dollars in Thousands, Except Per Share Data)


                                                     Three months ended       Six months ended
                                                    June 30,    June 30,     June 30,   June 30,
                                                      1998        1997         1998       1997
                                                    --------    --------     --------   --------
Contract revenues                                   $     --    $  4,951     $  1,259   $  9,979
Costs and expenses:
      Cost of sales                                       --       3,989          961      7,998
      Research and development                            --         827          173      1,433
      General and administrative                         324       3,949        1,752      6,872
      Depreciation and amortization                       74         239          170        482
                                                    --------    --------     --------   --------
           Total costs and expenses                     (398)     (9,004)      (3,056)   (16,785)
                                                    --------    --------     --------   --------
Loss from operations                                    (398)     (4,053)      (1,797)    (6,806)
                                                    --------    --------     --------   --------
Other income (expense):
      Interest income                                    151         294          283        460
      Interest expense                                  (154)       (281)        (313)      (609)
      Equity in losses from
       unconsolidated subsidiary                      (1,605)       (528)      (2,851)      (954)
      Gain on sale of subsidiary stock                   381          --        8,024         --
      Minority interest                                   --       1,376          418      2,358
      Income tax expense                                  --          (2)          --         (2)
                                                    --------    --------     --------   --------
           Net income (loss)                        $ (1,625)   $ (3,194)    $  3,764   $ (5,553)
                                                    ========    ========     ========   ========
Net income (loss) per share  Basic
      (Based on weighted average shares
      of 61,350,000 and 60,412,000 in 1998
      and 57,857,000 and 57,682,000 in 1997)        $   (.03)   $   (.06)    $    .06   $   (.10)
                                                    ========    ========     ========   ========
Net income (loss) per share  Diluted
      (Based on weighted average
      shares of 61,350,000 and 66,712,000 in 1998
      and 57,857,000 and 57,682,000 in 1997)        $   (.03)   $   (.06)    $    .06   $   (.10)
                                                    ========    ========     ========   ========

           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (Unaudited - Dollars in Thousands, Except Per Share Data)

                                                                            Six months ended
                                                                      June 30,             June 30,
                                                                        1998                 1997
                                                                      --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  3,764             $ (5,553)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
      Depreciation and amortization                                        170                  482
      Interest (non cash)                                                   48                   48
      Gain of sale of subsidiary stock                                  (8,024)                  --
      Undistributed losses of unconsolidated subsidiary                  2,851                  954
      Changes in net assets of subsidiary prior to deconsolidation       3,236                   --
      Minority interest                                                   (418)              (2,358)
      Issuance of stock options                                             --                  623
      Change in assets and liabilities:
            Accounts receivable                                             --                4,184
            Other assets                                                    --                 (213)
            Restricted cash                                                 --                   42
            Accounts payable and accrued liabilities                       170                  887
            Other liabilities                                               --               (2,667)
                                                                      --------             --------
            Net cash provided by (used in) operating activities          1,797               (3,571)
                                                                      --------             --------
CASH FLOW FROM INVESTING ACTIVITIES:
      Payment received on receivables                                      198                   --
      Purchase of equipment                                                (30)                (932)
      Acquisition of patents                                                --                 (116)
      Acquisition of completed technology                               (4,436)                  --
      Increase in receivables                                               --                 (184)
      Other investments                                                     --               (1,000)
                                                                      --------             --------
            Net cash used in investing activities:                      (4,268)              (2,232)
                                                                      --------             --------
Cash FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of subsidiary stock                             5,450               11,087
      Issuance of preferred stock                                           --                5,340
      Decrease in line of credit                                            --               (3,034)
      Issuance of common stock                                              --                   55
      Payment of long term debt                                             --                  (22)
      Payment of dividends on preferred stock                             (125)                (288)
      Payments from related parties                                        104                   --
      Advances to related parties                                       (5,450)              (1,727)
                                                                      --------             --------
Net cash provided by (used  in) financing activities                       (21)              11,411
                                                                      --------             --------
Increase (decrease) in cash                                             (2,492)               5,608
      Deconsolidation of subsidiary owned cash                         (11,015)                  --
      Cash at beginning of period                                       13,542                7,821
                                                                      --------             --------
Cash, end of period                                                   $     35             $ 13,429
                                                                      ========             ========

           See notes to condensed consolidated financial statements.

            COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)

                                 June 30, 1998

Note A - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for Commodore Environmental Services, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on form 10-K for the year ended December 31, 1997.

         In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., (Polymer Technologies), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the CERASET Business) from a subsidiary of Lanxide, a company which specializes in the manufacture of ceramic bonding and refractory materials. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers (the CERASET License), and acquired the right to use the trademark CERASET in connection with the marketing and sales of products containing CERASET polymers (the CERASET Trademark), on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantage for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership.

        Pursuant to the terms of the CERASET License, Polymer Technologies has agreed to pay a subsidiary of Lanxide a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxides subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology.

        Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date.

        From the Company's acquisition of Commodore Applied Technologies, Inc. ("Applied")'s predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Commodore Solution Technologies, Inc. (Solution), Commodore Separation Technologies, Inc. (Separation), Commodore Advanced Sciences, Inc. (Advanced Sciences) (which accounts for substantially all of Applied's revenues) and Commodore CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits.

        As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 35% as of August 13, 1998. While the Company's financial condition for the year ended December 31, 1997 consolidated that of Applied and its operating subsidiaries, including Advanced Sciences, beginning with the first fiscal quarter of 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries.

        In addition, the Company owns approximately 35% of Applied whose principal businesses consist of the development of technologies or the destruction or neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation of destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons
(CFCs). In addition Applied owns 100% of Advanced Sciences, a subsidiary acquired on October 1, 1996. Advanced Sciences has contracts with various government agencies and private companies throughout the United States and abroad relating engineering and scientific services. Applied also owns 87% of Separation whose principal business is to separate and abstract various solubilized materials from liquid and gaseous streams. The consolidated financial statements do not include accounts of Applied and its majority-owned subsidiaries.

NOTE B - CONTINGENCIES

        The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE C  INCOME TAXES

        The Company intends to utilize its net operating loss carryforwards to offset any income tax expenses and therefore anticipates it will not incur an income tax liability as a result of net income for the first six months of 1998.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operation

General

        The current principal businesses of the Company are conducted through its 35% owned affiliate Applied, and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs).

        Applied is currently working on the commercialization of these technologies through various acquisitions, licensing agreements and joint ventures. Through Advanced Sciences, Inc. (ASI), a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.

        Commodore Separation Technologies, Inc. whose principal business is to separate and extract various solubilized materials from liquid and gaseous streams is currently in the development stage and intends to commercialize its separation and recovery system.

        Commodore Polymer Technologies, has had nominal operations to date.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

        Revenues were $0 and $1,259 for the three and six months ended June 30, 1998, as compared to $4,951 and $9,979 for the three and six months ended June 30, 1997. Such revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries Separation and Advanced Sciences, as its ownership percentage had decreased to below 50%. The Company's 1997 revenues include that of Applied, which at that time was consolidated, consisted of engineering and scientific services performed for the United States government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursements contracts is recorded under the percentage of completion method as costs incurred and included estimated fees in the proportion that cost to date bear to total estimated costs. Cost of sales were $0 and $961 for the three and six months ended June 30, 1998 as compared to $3,989 and $7,998 for the three and six months ended June 30, 1997. These costs also relate to the financial results of Applied and its subsidiaries.

        For the three and six months ended June 30, 1998, the Company had research and development expense of $0 and $173 as compared to $827 and $1,433 for the three and six months ended June 30, 1997. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except that those costs related to the design or construction of an asset having an economic useful life are capitalized, and then depreciated over the estimated useful life of the asset. The decrease is due to the fact that as of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries.

        General and administrative expenses for the three and six months ended June 30, 1998 were $324 and $1,752 as compared to $3,949 and $6,872 for the three and six months ended June 30, 1997. The decrease is due to the fact that Applied was only consolidated for one month in 1998.

        The Company has recorded its portion of equity losses from an unconsolidated subsidiary of $1,605 and $2,851 for the three and six months ended June 30, 1998 as compared to $528 and $954 for the three and six months ended June 30, 1997. The results for 1998 include the Company's portion of loss pertaining to Applied and its subsidiaries. The results for 1997 include the Company's portion of loss pertaining to the Teledyne-Commodore LLC joint venture of which Applied is a 50% owner. The 1998 results of the Teledyne-Commodore LLC joint venture are included in the $2,851 loss for that period.

        In February 1998, the Company completed the first tranche sale of a private placement of its Applied common stock, from which it received net proceeds of $5,450. In addition, approximately 41,800 shares of Preferred Stock Series D were converted into approximately 1,500,000 shares of common stock of Applied which the Company owned. The Company recorded a gain of $8,024 for the six months ended June 30, 1998 in connection with the sale and conversion transactions described.

        Interest income was $151 and $283 for the three and six months ended June 30, 1998, as compared to $294 and $460 for the three and six months ended June 30, 1997. Interest income for 1998 consisted primarily of interest income from loans due from Applied. Interest income for 1997 consisted of interest from commercial paper and U.S. Treasuries.

        Interest expense for the three and six months ended June 30, 1998 was $154 and $313 as compared to $281 and $609 for the three and six months ended June 30, 1997. Interest expense of $126 and $300 from Applied were included in the three and six months ended June 30, 1997. Applied results were not consolidated for the three and six months ended June 30, 1998.

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

        For the six months ended June 30, 1998, the Company incurred net income of $3,764. At June 30, 1998, the Company had a working capital deficit of $5,487 as compared to working capital of $13,208 at December 31, 1997. Approximately $11,170 of working capital at December 31, 1997 related to Applied which was deconsolidated in February 1998. In addition, $3,000 of working capital at December 31, 1997 was used to acquire CERASET Business, License, and Trademark. The Company also sold Applied common stock and lent the net proceeds to Applied, which is recorded as an investment in unconsolidated subsidiary

        The Company anticipates that it will need additional financing during 1998 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions during 1998. For instance, pursuant to the terms of the February 1998 Private Placement, the Company will, for a certain period of time, have the right and option (but not the obligation) to sell additional shares of its Applied Common Stock and warrants to purchase Applied Common Stock for an aggregate purchase price of approximately $4.0 million in the Second Tranche Sale.

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

PART II  OTHER INFORMATION

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

ITEM    6. Exhibits and Reports on Form 8-K

           (a)   Exhibit 27.1 Financial Data Schedule

           (b)   Reports on Form 8-K -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1998          COMMODORE ENVIRONMENTAL SERVICES, INC.
                               (Registrant)


                                By   /s/ Andrew P. Oddi
                                  ---------------------------------------------
                                     Andrew P. Oddi - Vice President, Treasurer
                                     (as both a duly authorized officer of the
                                     registrant and the principal financial
                                     officer or chief accounting officer of the
                                     registrant)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------
    27                         Financial Data Schedule