Form 10-Q
period 1998-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 1998-11-13
CIK 71528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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



    Number of shares of common stock outstanding at November 11, 1998 (latest practicable date):

                                              Issued and Outstanding: 62,796,477

                      COMMODORE ENVIRONMENTAL SERVICES,INC

                                    FORM 10-Q


                                      INDEX


                                                                         PAGE
                                                                         ----
PART I.      FINANCIAL INFORMATION .......................................3


Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997...................3


             Condensed Consolidated Statement of Operations -
               Three months ended September 30, 1998 and 1997
               Nine months ended September 30, 1998 and 1997..............5


             Condensed Consolidated Statement of Cash Flows -
               Nine months ended September 30, 1998 and
               September 30, 1997.........................................6


             Notes to Condensed Consolidated Financial Statements.........7


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................10


PART II.     OTHER INFORMATION ..........................................14


SIGNATURES ..............................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (000'S OMITTED)
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1998           1997
                                                 ----------     ----------
ASSETS                                           (UNAUDITED)    (UNAUDITED)

Current Assets:

Cash and cash equivalents                        $    39        $13,542
Accounts receivable, net                                          3,064
Notes and advances from related parties              150          3,866
Restricted cash                                       50            310
Inventory                                                           360
Prepaid assets and other current assets                             402
                                                 -------        -------
          TOTAL CURRENT ASSETS                       239         21,544

Other receivables                                    325            516
Other investments                                    357            911
Investment in and loans to unconsolidated
  subsidiary                                       7,914
Property and equipment, net                           64          2,498
Note receivable                                      642            912
Deferred financing costs                              24             96
Patents and completed technology, net              4,288          1,150
Goodwill, net                                                     7,353
Other assets                                          18             36
                                                 -------        -------

          TOTAL ASSETS                           $13,871        $35,016
                                                 =======        =======


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                                          (000'S OMITTED)
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                     ----------     ----------
LIABILITIES AND STOCKHOLDER'S EQUITY                 (UNAUDITED)    (UNAUDITED)

Current Liabilities:
  Accounts payable and accrued liabilities           $    563         $  2,150
  Current portion of long term debt                     4,000            1,226
  Other accrued liabilities                               923            4,960
                                                     --------         --------
             TOTAL CURRENT LIABILITIES                  5,486            8,336

Bonds payable and other long-term debt                                   4,019
Deferred gain                                             621              656
Promissory note to related party                        2,250            2,250
                                                     --------         --------
             TOTAL LIABILITIES                          8,357           15,261

Minority interest in subsidiary                                         12,558
Redeemable preferred stock                                               3,557

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    authorized 10,000,000 issued and
    outstanding 3,917,378 and 4,309,577                    39               43
  Common stock, par value $.01 per share
    authorized 100,000,000, issued and
    outstanding 62,796,477 and 59,233,368                 628              592
  Additional paid in capital                           45,953           46,074
  (Deficit)                                           (41,081)         (43,044)
                                                     --------         --------
                                                        5,539            3,665
  Less cost of 506,329 shares of common stock
    held in treasury                                      (25)             (25)
                                                     --------         --------
             TOTAL STOCKHOLDERS' EQUITY                 5,514            3,640
                                                     --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 13,871         $ 35,016
                                                     ========         ========


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (000'S OMITTED)
                                                    THREE MONTHS                      NINE MONTHS
                                                    ENDED SEPT 30,                   ENDED SEPT 30,
                                              -------------------------         -------------------------
                                                1998             1997             1998             1997
                                              --------         --------         --------         --------
                                                     (UNAUDITED)                       (UNAUDITED)

REVENUES
  Contract revenues                            $   --           $  5,738         $  1,259         $ 15,717

COSTS AND EXPENSES
  Cost of sales                                      52            4,481            1,013           12,479
  Research and development                           27              752              200            2,185
  General and administrative                        480            4,160            2,232           11,032
  Depreciation and amortization                      76              289              246              771
                                               --------         --------         --------         --------
    Total costs and expenses                        635            9,682            3,691           26,467

OPERATING LOSS                                     (635)          (3,944)          (2,432)         (10,750)

Other income (expense):
  Interest income                                   136              368              419              828
  Interest expense                                 (154)            (265)            (467)            (874)
  Equity in losses from unconsolidated
    subsidiary                                   (1,148)            (512)          (3,999)          (1,466)
  Gain on sale of subsidiary stock                                                  8,024
  Minority interest                                                1,200              418            3,558
                                               --------         --------         --------         --------

    NET INCOME (LOSS)                          $ (1,801)        $ (3,153)        $  1,963         $ (8,704)
                                               ========         ========         ========         ========

NET INCOME (LOSS) PER SHARE - Basic
(Based on weighted average shares of
 62,290,000 and 61,038,000 in 1998
 and 58,252,000 and 57,872,000 in 1997)        $   (.03)        $   (.05)        $    .03         $   (.15)
                                               ========         ========         ========         ========

NET INCOME (LOSS) PER SHARE - Diluted
(Based on weighted average shares of
 62,290,000 and 64,820,000 in 1998
 and 58,252,000 and 57,872,000 in 1997)        $   (.03)        $   (.05)        $    .03         $   (.15)
                                               ========         ========         ========         ========


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (000'S OMITTED)
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 1998             1997
                                                               --------         --------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
  Net income (loss)                                            $  1,963         $ (8,704)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                 211              238
      Interest (non cash)                                            72               72
      Gain on sale of subsidiary stock                           (8,024)
      Undistributed losses of unconsolidated subsidiary           3,999            1,466
      Changes in net assets of subsidiary prior to
        deconsolidation                                           3,236
      Minority ownership in losses                                 (418)          (3,558)
      Issuance of stock options                                                      623
      Issuance of common stock for services                          55
  Changes in assets and liabilities:
      Accounts receivable                                                          3,777
      Inventories
      Other assets                                                                    50
      Restricted cash                                                                642
      Accounts payable and accrued liabilities                       84           (1,152)
      Other current liabilities                                                       14
                                                               --------         --------
         NET CASH (USED IN) OPERATING ACTIVITIES                  1,178           (5,999)
                                                               --------         --------
INVESTING ACTIVITIES
  Payments received on receivables                                  443               75
  Acquisition of patents                                                            (116)
  Acquisition of completed technology                            (4,436)
  Purchase of equipment                                             (66)          (1,346)
  Other investments                                                               (3,565)
                                                               --------         --------
         NET CASH (USED IN) INVESTING ACTIVITIES                 (4,059)          (4,952)
                                                               --------         --------
FINANCING ACTIVITIES
  Proceeds from sale of subsidiary stock                          5,450           12,695
  Issuance of preferred stock                                                      7,832
  Payment of line of credit                                                       (5,733)
  Issuance of common stock                                                            55
  Payment of long term debt                                                           (7)
  Payment of dividends on preferred stock                          (125)            (508)
  Advances to related parties                                    (5,600)          (2,016)
  Payments from related parties                                     668
  Other                                                                             (296)
                                                               --------         --------
         NET CASH PROVIDED BY (USED IN) FINANCING
                       ACTIVITIES                                   393           12,022
                                                               --------         --------
INCREASE (DECREASE) IN CASH                                      (2,488)           1,071
  Deconsolidation of subsidiary owned cash                      (11,015)
  Cash at beginning of period                                    13,542           15,280
                                                               --------         --------
CASH AT END OF PERIOD                                          $     39         $ 16,351
                                                               ========         ========


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements for Commodore Environmental Services, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - COMMITMENTS AND CONTINGENCIES

    The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE C - INCOME TAXES

    The Company intends to utilize its net operating loss carryforwards to offset any income tax expenses and therefore anticipates it will not incur an income tax liability as a result of net income for the first nine months of 1998.

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

     Applied is currently working on the commercialization of these technologies through various acquisitions licensing agreements and joint ventures. Through Advanced Sciences, Inc. ("ASI")., a subsidiary acquired in October 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks. As these contracts constitute a major portion of the subsidiary's revenues, such a reduction would materially affect the operations. However management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.

    Commodore Separation Technologies, Inc., a subsidiary of Applied, whose principal business is to separate and extract various solubilized materials from liquid and gaseous streams is currently in the development stage and intends to commercialize its separation and recovery system.

    In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business") from a subsidiary of Lanxide, a company which specializes in the manufacture of ceramic bonding and refractory materials. In connection with such purchase, Polymer Technologies also required a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers (the "CERASET License"), and acquired the right to use the trademark "CERASET" in connection with the marketing and sales of products containing CERASET polymers (the CERASET Trademark"), on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantage for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership, and a debtor/creditor relationaship prior to the consummation of the transaction.

    Pursuant to the terms of the CERASET License, Polymer Technologies has agreed to pay a subsidiary of Lanxide a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty payment equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology.

    Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date.

    From the Company's acquisition of Commodore Applied Technologies, Inc. ("Applied")'s predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Commodore Solution Technologies, Inc. ("Solution"), Commodore Separation Technologies, Inc. ("Separation"), Commodore Advanced Sciences, Inc. ("Advanced Sciences") )which accounts for substantially all of Applied's revenues and Commodore CFC Technologies. During such period the Company had not generated material revenues, except from the operation of Advanced Sciences, or any profits.

    As a result of the 1997 Private Placement and the February 1998 Private Placement (as defined in the Company's 1998 Annual Report on form 10-k), the Company's ownership interest in Applied decreased to approximately 35% as of September 30, 1998. While the Company's financial condition for the year ended December 31, 1997 consolidated that of Applied and its operating subsidiaries, including Advanced Sciences, beginning with February of 1998 and as long as the Company equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition and results of Applied and its subsidiaries.

    Applied's principal businesses consist of the development of technologies or the destruction or neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs). In addition, Applied owns 100% of Advanced Sciences, a subsidiary acquired in October 1996. Advanced Sciences has contracts with various government agencies and private companies throughout the United States and abroad relating engineering and scientific services. Applied also owns 87% of Separation whose principal business is to separate and abstract various solubilized materials from liquid and gaseous streams. The consolidated financial statements do not include the accounts of Applied and its majority-owned subsidiaries.

Results from Operations

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

     Gross revenues for the third quarter of 1998 were $0 as compared to $5,738,000 for the third quarter of 1997. Gross revenues for the nine month period ended September 30, 1998 were $1,259,000 as compared to $15,717,000 for the nine month period ended September 30, 1997. Such revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries Separation and Advanced Sciences, as its ownership percentage had decreased to below 50%. Cost of sales for the three and nine months ended September 30, 1998 were $52,000 and $1,013,000 as compared to $4,481,000 and
$12,479,000 for the three and nine months ended September 30, 1997. The decrease in cost of sales was due to Applied results not being consolidated after January 1998. In the third quarter of 1998, the Company began to generate nominal sales from CERASET.

     General and administrative expenses totalled $480,000 for the third quarter of 1998 as compared to $4,160,000 for the third quarter of 1997, and general and administrative expenses totalled $2,232,000 for the nine month period ended September 30, 1998 as compared to $11,032,000 for the nine month period ended September 30, 1997. The decrease in general and administrative expenses was due to Applied results not being consolidated after January 1998.

    In the third quarter of 1998, the Company incurred $27,000 of research and development expenses associated with research, development and marketing of CERASET, as compared to $752,000 in the third quarter of 1997, for the research, development and marketing of the destruction of hazardous substances. For the nine-month period ended September 30, 1998, the Company incurred $200,000 of research and development expenses as compared to $2,185,000 for the nine-month period ended September 30, 1997. The decrease in research and development costs is due to Applied results not being consolidated after January 1998.

    In the third quarter of 1998, the Company generated interest income of approximately $136,000 as compared to $368,000 for the third quarter of 1997. For the nine months ended September 30, 1998, interest income was $419,000 as compared to $828,000 for the nine months ended September 30, 1997. The interest income in 1998 was principally generated from the Company's loans to Applied. 1997 interest income was principally generated from temporary investments which were purchased with the net proceeds from the sale of its subsidiary's stock.

    Interest expense was $154,000 for the third quarter of 1998 as compared to $265,000 for the third quarter of 1997; and interest expense was $467,000 for the nine-month period ended September 30,

1998 as compared to $874,000 for the nine-month period ended September 30, 1997. The decrease in interest expense from 1997 to 1998 was due to Applied results not being consolidated after January 1998.

    The Company recorded equity in losses of subsidiary of $1,148,000 and $3,999,000 for the three and nine months ended September 30, 1998 as compared to $512,000 and $1,466,000 for the three and nine months ended September 30, 1997. The 1998 results primarily reflect the Company's minority ownership in Applied's losses for the respective periods. The 1997 results, which consolidate the results of Applied, primarily reflect Applied's ownership in its Teledyne-Commodore LLC joint venture.

    As a result of the 1998 Private Placement of the Company owned Applied common stock and conversions of the Series D Preferred Stock of the Company outstanding as of December 31, 1997, the Company recorded a gain on sale of subsidiary stock of $8,024,000

    Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Applied. The Company recorded minority interest income of $1,200,000 and $3,558,000 for the three and nine months ended September 30, 1997, and $418,000 during the first month of 1998. There is no minority interest after January 1998 since Applied results were no longer consolidated.

    The Company had a net loss of $1,801,000 for the three month period ended September 30, 1998 as compared to a net loss of $3,153,000 for the three month period ended September 30, 1997. The Company had net income of $1,963,000 for the nine month period ended September 30, 1998 as compared to a net loss of $8,704,000 for the nine month period ended September 30, 1997. The fluctuation in results have been described in the individual paragraphs above.


Liquidity and Capital Resources

    In February 1998, the Company completed the First Tranche Sale in connection with the February 1998 Private Placement from which it received net proceeds of approximately $5,450,000. In connection with the First Tranche Sale, the Company incurred transaction costs of $550,000. Upon receipt of such net proceeds, the Company provided Applied with a $5,450,000 unsecured loan, evidenced by Applied's 8% non-convertible note due on the earlier to occur of (a) December 31, 1999, or b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6,000,000, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution, subject to certain conditions. Applied will use the net proceeds of the loan solely for working capital and general corporate purposes and not for the satisfaction of any portion of Applied debt or to redeem any Applied equity or equity-equivalent securities.

    In November, 1996, the Company loaned $3,000,000 to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide Corporation, which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by a promissory note, dated November 13, 1996 in the principal amount of $3,000,000 (the "LPM Note"), which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March, 1998, Applied transferred to the Company a promissory note in the principal amount of $1,500,000, together with $500,000 in cash, as partial prepayment of the $4,000,000 unsecured loan from the Company to Applied in September 1997. Upon receipt of such prepayment, the Company canceled the LPM Note and paid Lanxide an additional $500,000 in cash, in exchange for the CERASET Business, CERASET License and CERASET Trademark.

    For the nine months ended September 30, 1998, the Company reported net income of $1,963,000. At September 30, 1998, the Company had a working capital deficit of $5,247,000 as compared to working capital of $13,208,000 at the December 31, 1997. The Company did not pay dividends of $63,125 due September 30, 1998 on its Series AA Preferred Stock. Approximately $11,170,000 of working capital at December 31, 1997 related to Applied which was deconsolidated in February 1998. In addition, $3,000,000 of working capital at December 31, 1997 was used to acquire the CERASET Business, License and Trademark. The Company also sold Applied common stock and lent the net proceeds to Applied, which is recorded as an investment in unconsolidated subsidiary.

    The Company anticipates that it will need additional financing during 1998 and 1999 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions.

Net Operating Losses

    The Company has net operating loss carryforwards which expire in the years 2000 through 2012. The amount of net operating loss carryforward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Forward Looking Statements

    This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's exceptations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, competitive conditions in the industries in which the Company operates, failure to commercialize one or more of the technologies of the Company and the general economic conditions that are less favorable than expected. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

                           PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

                      There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 2.               CHANGES IN SECURITIES

                      Not applicable.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

                      The Company did not pay dividends of $63,125 due September 30, 1998 on its Series AA Preferred Stock.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

ITEM 5.               OTHER INFORMATION

                      Not applicable.


                           PART II - OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)      Exhibits - 27 - Financial Data Schedule

                      (b)      Reports on Form 8-K -

                               A report on Form 8-K was filed by the Company on July 17, 1998 reporting under Item 5 the resignation of certain directors and officers of the Company and appointment of a new chairman and officers of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMMODORE ENVIRONMENTAL SERVICES, INC.
                                        (Registrant)




                                        By  /s/ Andrew P. Oddi
                                           ---------------------------------
                                           Andrew P. Oddi - Vice President
                                           Treasurer
                                           (Principal Financial Officer)


Date: November 11, 1998