Form 10-K
period 1998-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-04-05
CIK 71528

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

                   For the fiscal year ended December 31, 1998

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-10054

                     Commodore Environmental Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                       87-0275043
                  (State or Other Jurisdiction of             (I.R.S. Employer
                  Incorporation or Organization)             Identification No.)

                  150 East 58th Street, Suite 3400
                  New York, New York                               10155
                  (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
     Common Stock, par value                             None
      $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No _X_

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of December 31, 1999 with an aggregate market value of approximately $2,368,506 (based upon the average of the bid and asked prices of the Common Stock on December 31, 1999 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of December 31, 1999, 62,796,476 shares of the registrant's Common Stock were outstanding.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I............................................................................................................3


     ITEM 1.      BUSINESS........................................................................................3

                  General.........................................................................................3
                  Environmental Treatment and Services............................................................5
                  Polymer Manufacturing and Sales.................................................................8
                  Markets and Customers...........................................................................9
                  Raw Materials..................................................................................11
                  Research and Development.......................................................................11
                  Patents and Trademarks.........................................................................11
                  Competition....................................................................................11
                  Environmental Regulation.......................................................................12
                  Employees......................................................................................13

     ITEM 2.      PROPERTIES.....................................................................................13


     ITEM 3.      LEGAL PROCEEDINGS..............................................................................13


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................13


PART II..........................................................................................................14


     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................14

                  Market Information.............................................................................14
                  Dividend Information...........................................................................14

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................15


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16

                  Overview.......................................................................................16
                  Results of Operations..........................................................................16
                  Liquidity and Capital Resources................................................................18
                  Net Operating Loss Carryforwards...............................................................20
                  Year 2000 Considerations.......................................................................20
                  New Accounting Pronouncements..................................................................20
                  Forward-Looking Statements.....................................................................20

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................21


     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................21

                                                                                                                Page
                                                                                                                ----



     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........21


PART III.........................................................................................................22


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................22

                  Executive Officers and Directors...............................................................22
                  Compensation of Directors......................................................................23
                  Compliance with Section 16(a) of the Exchange Act..............................................23

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................24

                  Summary Compensation...........................................................................24
                  Stock Options..................................................................................25
                  Employment Agreements..........................................................................26
                  Compensation Committee Interlocks and Insider Participation....................................26

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................29


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................30

                  Sale of Polymer Technologies...................................................................30
                  Loans to Applied...............................................................................30
                  Services Agreement.............................................................................31
                  Transactions with Lanxide......................................................................31

PART IV..........................................................................................................33


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................33


SIGNATURES.......................................................................................................37



                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-------  ---------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. In March 1998, the Company, through its wholly-owned subsidiary, Commodore Polymer Technologies, Inc. ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET(TM) from a subsidiary of Lanxide Corporation ("Lanxide"), a company which specializes in the manufacture of ceramic bonding and refractory materials. Lanxide is affiliated with the Company by significant common beneficial ownership. See "--Polymer Manufacturing and Sales" and "Certain Relationships and Related Transactions--Transactions with Lanxide." CERASET polymers are a unique family of low-viscosity, thermosettable ceramic-backboned, polyureasilazane-based polymers, which have exceptional thermal stability, corrosion resistance and rigidity. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers, and acquired the right to use the trademark "CERASET" in connection with the marketing and sale of products containing CERASET polymers, on a worldwide basis (excluding Japan). The CERASET materials and processes provide additional performance advantages for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings.

         Initially, the Company believed that the market opportunities for CERASET were to extend to a broad range of industries such as basic processing, automotive, aerospace and defense, machine tool cement and sporting equipment industries. However the Company has had little success in penetrating these markets with a significant impact.

         From March 3, 1998 through March 6, 2000, CERASET had generated approximately $80,000 in revenue. Due to the limited success in expanding its sales, the Company believes that the CERASET License, CERASET Business and CERASET Trademark have a nominal value. Polymer believes that the CERASET License, CERASET Business and CERASET Trademark should be written down to its estimated recoverable value of $100,000 as of December 31, 1998.

         Since 1998, the Company has embarked on efforts to develop new polymer technologies. In doing so, the Company has expensed approximately $240,000 in 1998 and $410,000 in 1999 in research and development expenses with respect to these new polymers (not including CERASET). The Company believes that the new polymers may serve some of the same markets that the CERASET technology was anticipated to serve and potentially other new markets. The technologies share some of the same properties however the new polymers are not dependent on CERASET.

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1998 and the year then ended.

         Effective as of September 28, 1998, the Company, through its wholly owned subsidiary, Commodore Environmental Services, LLC, acquired from Commodore Applied Technologies, Inc. ("Applied") approximately 87% of the outstanding common stock of Commodore Separation Technologies, Inc. ("Separation"), a publicly traded company and former operating subsidiary of Applied. Separation has developed and is commercializing its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its continuing research and development program, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         In December 1997 and February 1998, Separation was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake Bay. Prior to these awards, the Separation had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, Separation also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. Separation's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

         As of December 15, 1999, the Company owned approximately 49% of Applied which, through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing of or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes Applied provides, through its wholly-owned subsidiary, Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET(TM) (solvated electron technology), for treating and decontaminating soils and other materials containing PCB's, pesticides, dioxins and other toxic contaminants. The Company believes that SET is capable of destroying halogenated waste streams, neutralizing chemical weapons and warfare agents and concentrating certain radioactive wastes for more effective removal. Through a 50/50 joint venture with a subsidiary of Teledyne Technologies, Inc., known as Teledyne-Commodore, LLC, Applied is jointly pursuing the chemical weapons destruction and demilitarization market on a worldwide basis utilizing the SET technology. Through its wholly owned subsidiary, Commodore Advanced Sciences, Inc. ("Advanced Sciences"), Applied also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of Applied's technologies. The operations of Advanced Sciences, which account for substantially all of Applied's current revenues, also include engineering and technical services in connection with designing production processes to minimize or eliminate the generation of hazardous wastes.

         Demand for Applied's environmental technologies and services arises principally from two sources:

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

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, the Company raised a net amount equal to approximately $5,450,000 from a private placement of shares of Applied common stock, par value $0.001 per share ("Applied Common Stock"), held by the Company and warrants to purchase Applied Common Stock held by the Company in February 1998 (the "February 1998 Private Placement"), which proceeds the Company loaned to Applied in February 1998. The Company also raised approximately $7,800,000 from private placements of preferred stock convertible into, and warrants exercisable for, Applied Common Stock held by the Company in May and August 1997 (the "1997 Private Placement"), of which proceeds the Company loaned $4,000,000 to Applied in September 1997. Prior to the February 1998 Private Placement, the Company held a controlling equity interest in Applied and its operating subsidiaries, including Solution, Separation, Advanced Sciences and CFC Technologies. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 49% as of December 15, 1999. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of
Unregistered Securities," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         The Company was incorporated in Delaware in August 1988. As used in this Annual Report, and except as the context otherwise requires, "Applied" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, Advanced Sciences and CFC Technologies. The Company's principal executive offices are located at 150 East 58th Street, Suite 3400, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

ENVIRONMENTAL TREATMENT AND SERVICES

         The Company anticipates that for Applied the initial market for commercial applications of SET will be the hazardous and mixed waste and industrial by-products treatment and disposal market. Mixed waste is material that contains both a hazardous and radioactive component. The most common methods of treatment and disposal of hazardous wastes and industrial by-products include landfilling, chemical and biological treatment and incineration. Most of the current treatment and disposal methods entail air pollution and transportation risks. In mixed waste, both hazardous and nuclear regulations apply, making disposal difficult if not impossible. Currently, there exist very limited disposal options and these may not provide a permanent solution. Certain of these treatment and disposal methods result in large volumes of residual waste, which may require further treatment prior to disposal. As a result, a number of these methods are encountering increased public resistance and added regulatory oversight.

         The Company, through Separation, has developed and is in the process of commercializing its separation technology and recovery system known as SLiM. Based on the results of more than 100 laboratory and field tests to date, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous waste streams in degrees of concentration and purity which permit both the reuse of such recovered materials and the ability for the remaining waste water to be disposed of as non-toxic effluent without any further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         The SLiM Technology. Although SLiM uses the same basic principles as other membrane separation technologies, the Company believes that SLiM represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM acts by separating and extracting the targeted materials from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a variety of elements and compounds in a variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size and volume requirements. The Company also believes that SLiM is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate at ambient temperatures and pressures.

         SLiM involves passing a contaminated aqueous or gaseous feedstream through a porous, hollow fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cobalt, copper, zinc, strontium, calcium, nickel, cadmium, silver, mercury, platinum and lead) and, with refinement, radionuclides, gas, organics and biochemicals.

         The typical SLiM module is cylindrical in shape. The module casing is typically constructed of plastic and contains the fibers through which the targeted element or compound is separated from the contaminated feedstream. Pumps and pipes feed the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and pipes recycle the strip solution which concentrates the contaminant that is being deposited continuously by the Company's proprietary chemicals resident in the membrane. The Company formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will either operate the equipment itself using computer data links to the Company, which will monitor the equipment and process while in operation, or the Company will enter into service contracts with the customer to operate the equipment at the customer's site.

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM may be a cost-effective alternative to other existing forms of membrane filtration technology in that it:

o          requires lower initial capital costs and lower operating costs;

o has the capability of treating a variety of elements and compounds in laboratory and selected industrial settings at greater speed and with a higher degree of effectiveness;

o          is  environmentally  safe, in most instances  producing no sludges or
           other   harmful    by-products   which   would   require   additional
           post-treatment prior to disposal;

o          can   selectively   extract  target   substances   while   extracting
           substantially fewer unwanted substances;

o          can  extract  metals,   organic  chemicals  and  other  elements  and
           compounds in degrees of concentration and purity which may permit their reuse; and

o has the capability of selectively removing more than one element from a mixed process stream by incorporating SLiM systems in series.

         In more than 100 laboratory and field tests to date, SLiM has demonstrated the ability to successfully separate a variety of metals and other substances from aqueous and possibly gaseous process streams. In each instance, the process stream was reduced to levels meeting federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                             Applicable
Material                          Before Treatment    After Treatment                        Federal Guideline
--------                          ----------------    ---------------                        -----------------
Metals:
     Chromium (hexavalent)        400 ppm             0.05 ppm (field test)                  Less than 0.05 ppm
     Zinc                         2,700 ppm           Less than 2 ppm (after 30 minutes)     Less than 2 ppm
     Cobalt                       500 ppm             Less than 1.1 ppm                      Less than 1.5 ppm
     Copper                       150 - 4,500 ppm     Less than 0.15 ppm                     Less than 1.0 ppm
     Calcium                      85 ppm              Less than 0.15 ppm                     ------
     Nickel                       2,500 ppm           Less than 1.0 ppm (after 30 minutes)   Less than 2 ppm
Radionuclides:
     Strontium                    30,000 pico curies  Less than 8 pico curies                Less than 8 pico
                                                                                             curies


         Some of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to Separation's tests involving the separation and recovery of zinc, nickel, strontium and chromium, no other tests conducted by Separation have been independently verified.

         Port of Baltimore Contracts. . In November 1997, Seapartion was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. Separation also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment was installed in 1998. Throughout 1999, the SLiM equipment installed at the Hawkins Point site experienced several operation difficulties due to SLiM's inability to remove "total chromium" to the specified limits on an ongoing commercial basis. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove the Chromium III, solely or in conjunction with third party technology designed for Chromium III removal, to the specified limits of the Hawkins Point Contract. Separation is currently investigating alternatives to the third party technologies to effectively meet the "total chromium" removal limits specified by the Hawkins Point Contract. In 1999, Separation had generated revenues of approximately $250,000 relating to this contract.

         In February 1998, Separation was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that Separation will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. Separation has satisfied approximately 25% of the terms of the contract and therefore recorded $87,500 in revenues for 1999. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that Separation shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment has been delivered to the site. Installation was completed in June 1999 and is currently in its initial startup trials. Throughout the initial startup trials at the Dundalk Marine Terminal, the SLiM equipment has been unable to consistently meet the "total chromium" removal limits. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove trace amounts of Chromium III to the specified limits of the Dundalk Contract. Separation is currently investigating alternative technologies, in combination with SLiM or solely, to effectively meet the "total chromium" removal limits specified by the Dundalk Contract.

         Lockheed License Agreement. In January 1997, Separation entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, Separation received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Separation also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, Separation made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, Separation has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by Separation, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent filed jointly by Separation and three employees at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution that can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear wastewater stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

POLYMER MANUFACTURING AND SALES

         In March 1998, the Company, through its wholly owned subsidiary Polymer Technologies, purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business") from a subsidiary of Lanxide, a company which specializes in the manufacture of ceramic bonding and refractory materials. In connection with such purchase, Polymer Technologies also acquired a license, subject to pre-existing and certain future licenses, to utilize the technologies related to the CERASET polymers (the "CERASET License"), and acquired the right to use the trademark "CERASET" in connection with the marketing and sale of products containing CERASET polymers (the "CERASET Trademark"), on a worldwide basis
(excluding Japan). The CERASET materials and processes provide additional performance advantages for reinforced metals and reinforced ceramics, and extend the Company's business portfolio into the rapidly expanding area of high-performance polymer composites, adhesives, sealants and coatings. Lanxide is affiliated with the Company by significant common beneficial ownership. See "Certain Relationships and Related Transactions--Transactions with Lanxide" for a complete description of the events and circumstances which led to the Company's acquisition of the CERASET Business, CERASET License and CERASET Trademark.

         Pursuant to the terms of the CERASET License, Polymer Technologies had agreed to pay a subsidiary of Lanxide, Lanxide Technology Company, L.P., a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology. Effective March 6, 2000, Polymer Technology was sold to the Blum Technology Trust.

         The CERASET Technology

         CERASET polymers are a unique family of low-viscosity, thermosettable ceramic-backboned, polyureasilazane-based polymers, which have exceptional thermal stability, corrosion resistance and rigidity. As temperatures are increased from 400(0) C to 1400(0) C (thermosetting), the polymers progressively condense and cross-link, ultimately converting to ceramic compounds, such as silicon nitride, silicon carbide or aluminum nitride, depending on the specific polymer and processing conditions. Certain CERASET polymers, when applied as fluids and then thermoset, exhibit strong adhesion to both metals and ceramic materials making them well-suited for making polymer matrix composites or for applications as binders for metal or ceramic particulate processing. The polymers can be used to prepare parts that are both strong and rigid by mixing a ceramic powder into the liquid polymer, forming the desired shape and then thermosetting the shape to achieve required strength.

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

         Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date. The Company has restated Polymer as discontinued operations for the year ended December 31, 1998.

MARKETS AND CUSTOMERS

         Applied markets its services and technologies to governmental and industrial customers throughout the United States. Applied also plans to target customers in markets abroad, particularly in the Far East. A majority of
Applied's sales are technical in nature and involve senior technical and management professionals, supported by Applied's marketing groups. During the year ended December 31, 1998, sales of approximately 5% of Applied's environmental management services were to private sector customers and sales of approximately 95% were derived from contracts with federal, state and municipal government agencies. Contracts with these governmental customers generally may be terminated at any time at the option of the customer. In 1998, Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately 62% and 23%, respectively, of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. Applied benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.

         Based on market data compiled by Separation, Separation estimates that, as of December 31, 1999, there were approximately 7,000 companies operating metal plating and metal finishing facilities in the United States and an additional 1,000 such facilities in Canada. Based on estimated sales by these facilities, the Company believes that on average each of these facilities could utilize the Company's SLiM technology on a selected basis. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada that may be potential users of the SLiM technology. The Company believes that the potential international market for the above applications may be equal or greater than the North

American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

         Commercialization and Marketing Strategy: Overview

         During its initial commercialization phase, Separation intends to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, Separation will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, Separation may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. Separation may obtain additional revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, Separation may charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, Separation's ongoing charges may be based on the volume of materials processed. Although Separation is focusing its initial marketing efforts on domestic businesses, Separation is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         Marketing of Environmental Treatment and Services

         Metals Separation and Recovery. Separation's initial marketing efforts were in this industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of potentially effective technologies are available to effect proper separation.

         Based on management studies and discussions with metals industry executives, Separation believes that the major competitive technologies in this area are precipitation and ion exchange. Precipitation generates a metallic sludge by-product requiring further treatment prior to landfill disposal. Ion exchange captures anions or cations, but offers no selectivity within a group. Further, ion exchange is only approximately 90% efficient. By contrast, SLiM does not generate harmful metallic sludges and, in some cases, enables process water recycling while also enabling recovery of valuable raw materials to approximately 99% efficiency. As costs of environmental compliance continue to mount, Separation expects SLiM to become a preferred alternative to some existing metals separation methods. To date Separation has been unsuccessful in placing SLiM equipment in this industrial sector.

         Environmental Remediation and Restoration. The Company believes that SLiM has the potential for application to environmental remediation and restoration. In November 1997 and February 1998, Separation was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at Baltimore Harbor. In the case of a project, such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time. To date the SLiM technology has not performed profitability on a commercial scale.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as strontium, cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. Separation anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility. Separation has successfully demonstrated selective radionuclide capabilities on a limited basis.

         Biochemicals Separation and Recovery. SLiM may have capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid). Separation believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and Separation intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLiM in its marketing efforts.

RAW MATERIALS

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

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its affiliates. All such activities are company-sponsored. Research and development expenditures for the Company and its affiliates were $ 303,000 and $3,074,000 for the years ended December 31, 1998 and 1997, respectively.

INTELLECTUAL PROPERTY

         In September 1997, Separation filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockhead Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, the Company has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. In January 1999, Separation filed a U.S. patent application for chromium removal and recovery covering the sole invention of Dr. W.S. Winston Ho, Senior Vice President - Technology. In February 1999, Separation filed a U.S. Patent Application for using a strip dispersion technique with SLiM covering the sole invention of Dr. W.S. Winston Ho. In February 2000, Separation filed three U.S. Patent Application for using a strip dispersion technique and interfacial polymerization with SLiM covering the sole inventions of Dr. W.S. Winston Ho.

COMPETITION

         Waste Water Treatment

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. Separation believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chromium from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, Separation believes SLiM may be capable of handling a broad range of compounds in a faster and cost effective manner. Furthermore, the expected by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than Separation. Although Separation believes that SLiM may have advantages over many other known separation technologies, any one or more of its competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent Separation's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Separation's ability to compete effectively could be materially adversely affected. Separation believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to compete successfully.

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

EMPLOYEES

         As of December 31, 1999, the Company (including all of its direct and indirect subsidiaries) had a total of 15 full-time employees, of which approximately 13 are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

ITEM 2.  PROPERTIES.
-------  -----------

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of the Company and a director of Applied, Solution, Separation, Advanced Sciences and certain other affiliates of the Company. Such space also serves as the principal executive offices of Applied and certain other affiliates of the Company. The lease for the New York City space expires in January 2002. The Company pays an allocable portion of the rent per year under such lease.

         The Company also leases approximately 2,700 square feet of space in Great Neck, New York at a rental expense of approximately $77,000 per annum. The lease on the Great Neck space expires in March 2003. In addition, Separation leases approximately 20,800 square feet of space in Kennesaw, Georgia, for $132,000 per annum under a lease expiring in February 2002.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1998.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.
         --------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On December 31, 1999, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.




                                                                                   High           Low
                                                                                   ----           ---

       Fiscal 1997
              First Quarter................................................      $  2.06       $  0.81
              Second Quarter...............................................         1.38          0.63
              Third Quarter................................................         1.06          0.56
              Fourth Quarter...............................................         1.03          0.31
        Fiscal 1998
              First Quarter................................................         0.84          0.37
              Second Quarter...............................................         0.56          0.22
              Third Quarter................................................         0.28          0.09
              Fourth Quarter...............................................         0.12          0.06


DIVIDEND INFORMATION

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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The following table presents selected financial data of the Company, as of December 31, 1998, for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998. The Company's investment in Applied fell below 50% and is now accounted for under the equity method of accounting. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the consolidated financial statements of the Company as of December 31, 1998. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:



                                                                   Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                           1994            1995            1996             1997             1998
                                           ----            ----            ----             ----             ----

 Revenue..............................$  1,801,000     $  1,044,000   $  5,253,000    $  19,493,000     $  1,654,000
 Net(loss)from continuing operations..  (3,767,000)      (2,969,000)    (8,311,000)     (13,507,000)      (1,834,000)
 Net (loss)...........................  (3,767,000)      (2,969,000)    (8,311,000)     (13,507,000)      (6,761,000)
 Net (loss) per share from
    continuing operations ............        (.07)            (.06)          (.15)            (.27)            (.03)
 Net (loss) per share -
    basic and diluted.................        (.07)            (.06)          (.15)            (.27)            (.11)

 Dividends per common share...........           -                -              -                -                -


Consolidated Balance Sheet Data:

                                                                   Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                           1994            1995            1996             1997             1998
                                           ----            ----            ----             ----             ----

Total assets......................    $ 10,776,000     $  5,321,000   $ 41,113,000    $  35,016,000     $  8,029,000

Long-term obligations (including
    current portion...............       5,735,000        4,994,000      8,333,000        6,952,000        6,250,000

Redeemable preferred stock........               0                0              0        3,557,000                0


         MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------  -------------------------------------------------

Overview

         From the Company's acquisition of Applied's predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Solution, Separation, Advanced Sciences (which accounts for substantially all of Applied's revenues) and CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to below 50%. While the Company's financial condition for the year ended December 31, 1997 consolidates that of Applied and its operating subsidiaries, including Advanced Sciences, beginning February 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 1998 and for the period since the acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" and "Certain Relationships and Related Transactions."

Results of Operations

         Year ended December 31, 1998 compared to year ended December 31, 1997

         Revenues for the year ended December 31, 1998 were $1,632,000 as compared to $19,493,000 for the year ended December 31, 1997. Such revenues for 1997 consisted of twelve months of Applied's revenues which were consolidated with that of the Company. As of February 1998, the Company's ownership of Applied dropped below 50% and therefore the results of Applied were not consolidated with those of the Company as of that date. Revenues for 1998 consisted of $1,251,000 of revenues from Applied for the month of January, and the remaining balance consisted primarily of revenues in connection with recovery of bad debt associated with a non performing loan. Cost of sales for the year ended December 31, 1998 were $961,000 which related to Applied for the month of January, as compared to $16,325,000 for 1997 which were Applied's results for the period. Cost of sales include direct labor and fringes, subcontractor costs, travel related expenses and material purchases.

         Research and development costs were $303,000 for the year ended December 31, 1998 as compared to $3,074,000 for the year ended December 31, 1997. The 1997 results consisted of twelve months of Applied's research and development costs. The 1998 results included $173,000 from Applied's results for January and $130,000 from Separation which was consolidated with the Company's results for the last quarter of 1998. A significant cause for the decrease was that the 1998 results include only one month of Applied's activity.

         General and administrative expenses were $7,443,000 for the year ended December 31, 1998 as compared to $17,058,000 for the year ended December 31, 1997. In 1997, $12,196,000 of general and administrative expenses related to Applied's results. In 1998, the Company incurred a net charge of approximately $1,962,000 for the write off of certain related party loans and $660,000 for the impairment of certain warrants relating to the purchase of Applied common shares. In 1998, the Company reduced its general and administrative expenses by terminating employees and thereby reducing the amount of related expenses. Such employees were either terminated or assigned to Applied.

         In 1998, the Company recorded a gain on sale of subsidiary stock of $7,623,000. This gain resulted from two private placements, one of which the Company sold 1,724,250 shares of Applied Common Stock as a result of conversions of the remaining 46,800 shares of Series D Preferred Stock, and the second of which the Company sold 2,782,646 shares of Applied Common Stock. In 1997, the Company recorded a gain on sale of subsidiary stock of $1,896,000 as a result of conversions of 41,200 shares of Series D Preferred Stock.

         In 1998, the Company incurred $2,229,000 of losses from unconsolidated affiliates as compared to $1,827,000 of losses from unconsolidated affiliates for 1997. The increase in losses is primarily attributable to Applied. Effective February 1998, results from Applied were not consolidated with the Company and therefore the Company recorded its pro-rata share of the losses from Applied for the remainder of the period.

         Minority interest income in consolidated subsidiaries decreased from $4,718,000 in 1997 to $468,000 in 1998. The Company had recorded minority interest income relating to Applied's losses for the month of January 1998 as compared to the full year for 1997.

         Interest income was $523,000 in 1998 as compared to $1,004,000 in 1997. Interest income in 1998 resulted primarily from an intercompany loans with Applied. Approximately $745,000 of interest income in 1997 related to Applied whose results were consolidated with the Company for that period. Applied successfully completed an initial public offering in April 1997 and through 1998 has generated interest income from the proceeds of the offering.

         Interest expense was $616,000 in 1998 as compared to $1,052,000 in 1997. Interest expense in 1997 consisted of approximately $436,000 from Applied's results. This accounts for a significant portion of the difference.

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Accordingly, the Company recorded a loss from discontinued operations of $4,927,000 in 1998 relating to Polymer.

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

         Equity in losses of unconsolidated subsidiary for the year ended December 31, 1997 was $1,827,000, as compared to $495,000 for the year ended December 31, 1996. Applied's Teledyne--Commodore, LLC joint venture commenced operations in October 1996.

         Minority interest income for 1997 relates to the losses of the minority ownership of the Applied subsidiary. As of December 31, 1997, the Company owned 55.8% of Applied and therefore adjusts its consolidated results to reflect the portion of Applied's losses that it does not own.

LIQUIDITY AND CAPITAL RESOURCES

         From May 1997 through February 1998, in a series of private transactions, the Company sold an aggregate of 2,782,646 shares of common stock of Applied that it owned and 88,000 shares of Series D Preferred Stock, to certain private investors for an aggregate of $13,062,000 in net proceeds. The Series D Preferred Stock converted into 4,019,210 shares of common stock of Applied that the Company owned. These transactions resulted in the Company's'ownership of Applied common stock from 15,000,000 to 8,198,144 shares.

         In September 1997, the Company provided a $4.0 million unsecured loan to Applied, evidenced by Applied's 8% convertible subordinated note (the "Convertible Note"). Pursuant to the terms of the Convertible Note, Applied was obligated to pay the Company interest only at the rate of 8% per annum, payable quarterly. Unless converted into common stock of Applied at any time, the unpaid principal amount of the Convertible Note was due and payable, together with accrued and unpaid interest, on August 31, 2002. Payments of principal and accrued interest under the Convertible Note was subordinated to all other indebtedness for money borrowed of Applied. The Company had the right to convert the Convertible Note into shares of common stock of Applied at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five day average closing bid price of Applied common stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective Boards of Directors of the Company and Applied authorized such loan. In connection with the $4.0 million loan, Applied issued the Company a five-year warrant to purchase 1,000,000 shares of Applied common stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Applied common stock prior to August 22, 1997).

         In March 1998,  Applied prepaid $2.0 million of the Convertible Note by
(i) paying the Company the sum of $500,000 in cash and (ii) transferring to the Company a promissory note, dated August 30, 1996, in the principal amount of $1.5 million. To induce the Company to accept Applied's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Applied common stock), Applied issued to the Company an additional warrant to purchase up to 514,000 shares of Applied common stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of Applied common stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000.

         In February 1998, the Company provided a $5,450,000 unsecured loan to Applied, evidenced by Applied's 8% non-convertible note (the "Intercompany Note"). Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution. In connection with the loan, Applied amended and restated in its entirety a five-year warrant to purchase 7,500,000 shares of Applied common stock issued to the Company on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to the Company an additional five-year warrant to purchase 1,500,000 shares of Applied common stock at an exercise price of $10.00 per share. Such warrant was subsequently amended to reduce the exercise price thereof from $10.00 per share to $1.50 per share.

         Effective September 28, 1998, Applied repaid the remaining balances on the Convertible Note and the Intercompany Note, which totaled an aggregate of $6,755,864, by (i) transferring 10,000,000 shares of Separation common stock, representing 87% of Separation's outstanding common stock, to Commodore Environmental Services, LLC, a Delaware limited liability company wholly-owned by the Company; (ii) issuing 20,909 shares of newly created 6% Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), 10,189 shares of newly created 6% Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), and 20,391 shares of newly created 6% Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock"), of Applied to the Company; (iii) assigning to the Company an account receivable due to Applied from Separation in the amount of $357,000; and (vi) amending the warrant held by the Company to purchase 1,500,000 shares of Applied Common Stock to reduce the exercise price thereof from $10.00 per share to $1.50 per share. The value of the consideration received was less than the carrying amount of the Intercompany Note and the Convertible Note. Accordingly, a $1,962,000 loss on the write off of the loans has been recorded in the statement of operations.

         On November 24, 1999, the Company elected to convert all of the issued and outstanding shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock into an aggregate of 7,258,533 shares of Applied common stock, and such shares of Applied common stock were issued to the Company as of that date. See "Certain Relationships and Related Transactions."

         In November 1996, the Company loaned $3.0 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly owned subsidiary of Lanxide, which specializes in the manufacture of ceramic bonding and refractory materials.
Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by a promissory note, dated November 13, 1996, in the principal amount of $3.0 million (the "LPM Note"), which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998. In March 1998, Applied transferred to the Company a promissory note in the principal amount of $1.5 million, together with $500,000 in cash, as partial prepayment of the $4.0 million unsecured loan from the Company to Applied in September 1997. Upon receipt of such prepayment, the Company cancelled the LPM Note and paid Lanxide an additional $500,000 in cash, among other things, in exchange for the CERASET Business, CERASET License and CERASET Trademark. See "Certain Relationships and Related Transactions--Transactions with Lanxide."

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000.

         In 1993 and 1994 the Company issued $4,000,000 of convertible bonds that carry an interest rate of 8.5%, payable quarterly. The maturity date of the bonds has been extended from December 3, 1998 to June 3, 2000. The bonds are secured by 16,800,000 treasury shares of the Company's Common Stock and 6,000,000 shares of Applied's common stock that the Company owns. The bonds are convertible at any time into Common Stock of the Company at the rate of one share per $1.00 of bond principal.

         The Company has sustained losses of $6,761,000, $13,507,000 and $8,311,000 for the years ended December 31, 1998, 1997 and 1996. At December 31, 1998 and 1997, the Company had a working capital deficit of $438,000 and working capital of $13,208,000, respectively, and a Stockholders' Equity deficit of $2,422,000 at December 31, 1998 and Shareholder Equity of $3,640,000 at December 31, 1997. The Company's decrease in stockholders' equity is primarily due to the net loss for the period.

         The Company is in the process of obtaining financing through external sources of its subsidiaries in order to meet its capital requirements for 1999 and 2000. There can be no assurance that such financings will be available or, if available, that it will be on terms satisfactory to the Company. Until the completion of such financings, the Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $24,000,000, which expire in the years 1999 through 2018. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance of $8,650,000 has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. The Company has not experienced any such computer difficulty, however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on our business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS is not expected to have a material effect on the financial position or results of operations of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-47 of this Annual Report and are incorporated herein by reference. The financial statements of the Company's significant subsidiary, Commodore Applied Technologies, Inc., are also included on pages F-48 through F-77 of this Annual Report and are incorporated herein by reference.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.  ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------  ---------------------------------------

         On August 17, 1999, the Company and its former auditors, PricewaterhouseCoopers LLP ("PWC"), mutually agreed to terminate the client-auditor relationship between the Company and PWC effective as of such date. Additionally, as of August 19, 1999, the Company retained Tanner + Co. ("Tanner") to serve as independent accountants. Tanner had been the Company's independent accountants prior to the Company's retention of PWC. The decision to terminate the Company's client-auditor relationship with PWC and to retain Tanner again was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors of the Company.

         During the past two fiscal years and through August 17, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         No  "reportable   events"  as  described  under  Item  304(a)(1)(v)  of
Regulation S-K occurred during the Company's past two fiscal years.

         Prior to engaging Tanner, the Company did not consult Tanner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, as of December 31, 1999, are as follows:


Name                                      Age     Position
----                                      ---     --------

Bentley J. Blum                           58      Chairman of the Board, President and Chief Executive Officer

Jerry Karlik                              46      Vice President and Director

Andrew P. Oddi                            38      Vice President and Treasurer

----------------------

         Bentley J. Blum has served as a director of the Company since 1984 and served as the Chairman of the Board from 1984 to November 1996 and subsequently since June 1998. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Lanxide; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of the Company and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied.

         Jerry Karlik has served as Vice President of the Company since 1986. Mr. Karlik also served as the Company's Treasurer from 1986 to 1997. For more than thirteen years, Mr. Karlik has been Chief Financial Officer of a number of corporations, most of which are controlled by or affiliated with Mr. Blum.

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

COMPENSATION OF DIRECTORS

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1998, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1998, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1998, 1997, and 1996 to the Company's Chief Executive Officer at December 31, 1998, and to one additional individual who served as the Company's Chief Executive Officer during 1998, but not at December 31, 1998.


                                             Summary Compensation Table

                                         Annual Compensation                             Long-Term Compensation
                             --------------------------------------------     ---------------------------------------
                                                                   Other                     Securities
                                                                  Annual      Restricted       Under-                    All Other
                                                                  Compen-        Stock          lying         LTIP        Compen-
    Name and Principal                  Salary       Bonus        sation       Award(s)        Options       Payouts      sation
         Position            Year        ($)          ($)           ($)           ($)            (#)           ($)          ($)
-----------------------      ----       ------       -----        ------      ----------     ----------      -------     ---------

Bentley J. Blum              1998        -0-          -0-          -0-            -0-         4,500,000        -0-          -0-
Chief Executive Officer      1997        -0-          -0-          -0-            -0-               -0-        -0-          -0-
                             1996        -0-          -0-          -0-            -0-               -0-        -0-          -0-

Paul E. Hannesson            1998     58,658(1)       -0-        1,620(3)         -0-           525,705        -0-          -0-
Former Chief Executive       1997     15,302(1)     3,874(2)       930(3)         -0-         3,450,000(4)     -0-          -0-
Officer                      1996     44,791(1)   150,000(2)       -0-            -0-           500,000(4)     -0-          -0-

--------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1996, 1997 and 1998 was $310,627, $395,000 and $434,500, respectively. Certain portions of such base salaries were also allocated to Applied and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company. Mr. Hannesson's total annual incentive bonus for 1996 and 1997 was $200,000 and $100,000, respectively. Certain portions of such annual incentive bonuses were also allocated to Applied and Separation.

(3) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1997 and 1998 was $24,000 and $12,000, respectively, certain portions of which were also allocated to Applied and Separation.

(4) In November 1996, Mr. Hannesson was granted options to purchase 3,450,000 shares of Company Common Stock, which options were rescinded, re-issued in June 1997 and cancelled in December 1998.

STOCK OPTIONS

         The following table sets forth certain information concerning options granted during the year ended December 31, 1998 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1998.



                        Option Grants in Last Fiscal Year

                                                         Individual Grants
                                 -----------------------------------------------------------------
                                                       Percent of                                      Potential Realizable Value at
                                   Number of             Total                                            Assumed Annual Rates of
                                  Securities            Options                                         Stock Price Appreciation for
                                  Underlying            Granted         Exercise of                             Option Term
                                   Options           To Employees       Base Price      Expiration     -----------------------------
         Name                     Granted (#)      In Fiscal Year(1)     ($/Sh)           Date             5% ($)          10% ($)
-------------------              ------------      -----------------    -----------     ----------     ----------        ---------

Bentley J. Blum                   4,500,000              62.1%             0.10         12/03/03          9,461           129,784

Jerry Karlik                         50,000               0.60%            0.10         12/03/03           105              1,442

-------------------------

(1) Percentages based on 7,244,766 stock options granted during the year ended December 31, 1998.


         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 1998 by the individuals listed in the Summary Compensation Table.



                  Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                -------------------  -------------------  ---------------------------------  ----------------------

                                                                                     Number Of                     Value Of
                                                                                    Securities                   Unexercised
                                                                                    Underlying                   In-The-Money
                                                                                    Unexercised                    Options
                                                                                      Options                  At Fiscal Year-
                                      Shares                Value               At Fiscal Year-End(#)                End($)
                                    Acquired On           Realized                  Exercisable/                  Exercisable/
       Name                         Exercise (#)            ($)(1)                  Unexercisable               Unexercisable(2)
-----------------                   ------------          ---------             ---------------------           -----------------

 Bentley J. Blum                         -0-                  -0-                     4,500,000/-0-                 -0-/-0-

 Jerry Karlik                            -0-                  -0-                        50,000/-0-                 -0-/-0-


(1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

(2) Represents the difference between the last reported sale price of the Common Stock on December 31, 1998, and the exercise price of the option multiplied by the applicable number of options exercised.

EMPLOYMENT AGREEMENTS

         Paul Hannesson entered into an employment agreement with the Company on November 18, 1996, which employment agreement expires by its terms on December 31, 1999 (the "Hannesson Employment Agreement"). Pursuant to the Hannesson Employment Agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of the Company as a senior executive officer, and to serve in senior executive positions with one or more of the Company's subsidiaries at the time, including Applied. The Hannesson Employment Agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to the Company and certain of its affiliates, including Applied. Pursuant to the Hannesson Employment Agreement, Mr. Hannesson received, among other things: (i) a signing bonus of (a) $150,000 cash and (b) options to purchase 950,000 shares of Common Stock of the Company, which options vested on the date of his employment agreement (such options were subsequently exchanged for 500,000 shares of Common Stock of the Company issued to the Hannesson Family Trust); and (ii) options to purchase an aggregate of 2,500,000 shares of Common Stock of the Company exercisable in installments over a period of five years commencing on the date of the Hannesson Employment Agreement, all of which options were subsequently canceled. Mr. Hannesson also received options to purchase common stock of Applied and Separation in the amount of 1.0% of each company's total outstanding shares of common stock on the date of grant, and is eligible to receive incentive compensation of up to $225,000 per year for achieving certain goals. Pursuant to the terms of the Hannesson Employment Agreement, Mr. Hannesson is entitled to participate in the bonus plans of Applied, which may from time to time include additional grants of stock options or other securities to Mr. Hannesson in connection with his service as an executive officer and director of Applied.

         In June 1998, the Hannesson Employment Agreement was assigned from the Company to Applied. As of that date the Company was no longer charged for Mr. Hannesson's services in connection with the Hannesson Employment Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1998 were David L. Mitchell (Chairman) and Herbert A Cohen. Messrs. Mitchell and Cohen also constituted the Compensation, Stock Option and Benefits Committee of Applied, and Mr. Mitchell also constituted one-half of the Compensation, Stock Option and Benefits Committee of Separation at December 31, 1998. Mr. Mitchell and Mr. Cohen resigned in June 1998.

         Executive Officer Compensation

         Base Salaries. In 1998, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the former Chairman of the Board, President and Chief Executive Officer of the Company, the Chairman of the Board, President and Chief Executive Officer of Applied, and the Chairman of the Board and Chief Executive Officer of Solution, Separation and CFC Technologies, receives annual compensation based upon, among other things, the terms of his employment agreement with the Company, which agreement was assigned to Applied in June 1998. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $395,000 through December 31, 1997, not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to the Company and certain of its affiliates, including Applied and Separation.

         The amount actually received by Mr. Hannesson each year as base salary for services rendered to the Company and its affiliates is established by the members of the Compensation Committee who, as set forth above, also constituted the Compensation, Stock Option and Benefits Committee of Applied at December 31, 1998. In establishing Mr. Hannesson's base salary for 1999, the Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1998 goals and his individual contributions to the Company and its affiliates. The Compensation Committee concluded that he had achieved his 1998 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1998. The Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Compensation Committee exercised its discretion and judgement based on the above factors, and no specific formula was applied to determine the weight of each factor.

         Mr. Hannesson's base salary increased from $395,000 for 1997 to $434,500 for 1998, representing an increase of approximately 10%. Such base salary was allocated among the Company, Applied and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Separation paid $58,658, $271,465 and $94,504, respectively, of such salary.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 1998, no incentive bonuses were paid to any officers or employees.

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

         A total of 7,244,766 stock options were granted in 1998, of which 4,500,000 and 525,705 were granted to Messrs. Blum and Hannesson, respectively, and 50,000 were granted to the other individual named in the Summary Compensation Table. The number of stock options granted in 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

         Impact of Section 162(m) of the Internal Revenue Code

         The Company's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary
Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Company also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1998 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

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

         SECURITY OWNERSHIP OF CERTAIN
ITEM 12. BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------

         The following table sets forth certain information, as of December 31, 1999, with respect to the beneficial ownership of Company Common Stock by each person know to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------        -------------------------

Bentley J. Blum........................                 34,979,737(3)                      52.0%

Paul E. Hannesson......................                  6,325,705(4)                      10.0%

Credit Agricole Deux Sevres............                  7,500,000(5)                      10.7%

Jerry Karlik...........................                    250,000(6)                        *

All executive officers
  and directors as
  a group (2 persons)..................                 35,229,737                         52.3%

-----------------------------------

         *Percentage ownership is less than 1%.

(1) The addresses of each of Bentley J. Blum, Paul E. Hannesson and Jerry Karlik is 150 East 58th Street, Suite 3400, New York, New York 10155. The addresses of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

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

(3) Represents Mr. Blum's beneficial ownership of 28,479,737 shares, his spouse's ownership of 2,000,000 shares of Common Stock of the Company and 4,500,000 shares of Common Stock underlying currently exercisable options, representing together 52.0% of the outstanding shares of Company Common Stock at March 26, 1999. Does not include 450,400 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

(4) Consists of an aggregate of: (i) 2,650,000 shares of Company Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson; (ii) 2,650,000 shares of Company Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse; (iii) 500,000 shares of Company Common Stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 share of Company Common Stock and (iv) currently exercisable options to purchase 525,705 shares of Company Common Stock at $0.10 per share, representing collectively 10.0% of the outstanding shares of Company Common Stock. Does not include 1,000,000 shares of Company Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Company Common Stock owned by or for the benefit of his spouse and children.

(5) Consists of: (i) the number of shares of Company Common Stock which could be acquired at any time upon the conversion into Common Stock of $4,000,000 principal amount of outstanding convertible bonds (4,000,000 shares of Common Stock) and 500,000 shares of Series AA Preferred Stock (1,000,000 shares of Common Stock); and (ii) the number of share of Company Common Stock which could be acquired at any time upon the exercise of outstanding warrants to acquire 2,000,000 shares of Company Common Stock at $0.68 per share.

(6) Represents 200,000 shares of Company Common Stock owned by Mr. Karlik and 50,000 shares of Company Common Stock underlying currently exercisable stock options granted to Mr. Karlik by the Company under the Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

SALE OF POLYMER TECHNOLOGIES

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1998 and the year then ended.

LOANS TO APPLIED

         In September 1997, the Company provided a $4.0 million unsecured loan to Applied, evidenced by the Convertible Note. Pursuant to the terms of the Convertible Note, Applied was obligated to pay the Company interest only at the rate of 8% per annum, payable quarterly. Unless converted into common stock of Applied at any time, the unpaid principal amount of the Convertible Note was due and payable, together with accrued and unpaid interest, on August 31, 2002. Payments of principal and accrued interest under the Convertible Note was subordinated to all other indebtedness for money borrowed of Applied. The Company had the right to convert the Convertible Note into shares of Applied common stock at a conversion price of $3.89 per share. Such conversion price was fixed at approximately 85% of the five day average closing bid price of Applied common stock ($4.575 per share) prior to August 22, 1997, the date that the executive committees of the respective Boards of Directors of the Company and Applied authorized such loan. In connection with the $4.0 million loan, Applied issued the Company a five-year warrant to purchase 1,000,000 shares of Applied common stock at an exercise price of $5.0325 per share (approximately 110% of the $4.575 five day average closing bid price of Applied common stock prior to August 22, 1997).

         In March 1998,  Applied prepaid $2.0 million of the Convertible Note by
(i) paying the Company the sum of $500,000 in cash and (ii) transferring to the Company a promissory note, dated August 30, 1996, in the principal amount of $1.5 million. To induce the Company to accept Applied's prepayment of $2.0 million of the Convertible Note (and thereby give up the right to convert $2.0 million of the Convertible Note into Applied common stock), Applied issued to the Company an additional warrant to purchase up to 514,000 shares of Applied common stock at an exercise price of $4.50 per share. Such exercise price was fixed at approximately 110% of the closing sale price of Applied common stock on February 20, 1998, the trading day immediately prior to the date the Board of Directors of the Company approved such prepayment. The estimated fair value of such warrant is approximately $340,000.

         In February 1998, the Company provided a $5,450,000 unsecured loan to Applied, evidenced by the Intercompany Note. Pursuant to the terms of the Intercompany Note, interest on the unpaid principal balance of the Intercompany Note was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the Intercompany Note was due and payable, together with accrued and unpaid interest, on the earlier to occur of (a) December 31, 1999, or (b) consummation of any public offering or private placement of securities of Applied with net proceeds aggregating in excess of $6.0 million, other than in respect of working capital financing or secured financing of assets received by Applied in the ordinary course of business from any bank or other lending institution. In connection with the loan, Applied amended and restated in its entirety the five-year warrant to purchase 7,500,000 shares of Applied common stock issued to the Company on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to the Company an additional five-year warrant to purchase 1,500,000 shares of Applied common stock at an exercise price of $10.00 per share. Such warrant was subsequently amended to reduce the exercise price thereof from $10.00 per share to $1.50 per share.

         Effective September 28, 1998, Applied repaid the remaining balances on the Convertible Note and the Intercompany Note, which totaled an aggregate of $6,755,864, by (i) transferring 10,000,000 shares of Separation common stock, representing 87% of Separation's outstanding common stock, to Commodore Environmental Services, LLC, a Delaware limited liability company wholly-owned by the Company; (ii) issuing 20,909 shares of newly created Series B Preferred Stock, 10,189 shares of newly created Series C Preferred Stock, and 20,391 shares of newly created Series D Preferred Stock of Applied to the Company;
(iii) assigning to the Company an account receivable due to Applied from Separation in the amount of $357,000; and (vi) amending the warrant held by the Company to purchase 1,500,000 shares of Applied common stock to reduce the exercise price thereof from $10.00 per share to $1.50 per share. On November 24, 1999, Environmental elected to convert all of the issued and outstanding shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock into an aggregate of 7,258,533 shares of Applied common stock, and such shares were issued to the Company as of that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

TRANSACTIONS WITH LANXIDE

          In November 1996, the Company loaned $3.0 million to LPM, a wholly owned subsidiary of Lanxide. Lanxide is affiliated with the Company by significant common beneficial ownership. The loan was evidenced by the LPM Note, which was collateralized by the assets of LPM and guaranteed by Lanxide. The LPM Note became due on February 28, 1998.

          In July 1997, the Company obtained effective control of Lanxide pursuant to a voting agreement (the "Voting Agreement") among Lanxide, certain of its stockholders, Bentley J. Blum, a director and principal stockholder of the Company, Paul E. Hannesson, the former Chairman of the Board, President and Chief Executive Officer of the Company, and David L. Mitchell, Herbert A. Cohen and Kenneth L. Adelman, each of whom were directors of the Company (Messrs. Blum, Hannesson, Mitchell, Cohen and Adelman are collectively referred to as the "Proxy Holders"), which was executed in connection with the transactions contemplated by the Securities Purchase Agreement, dated July 3, 1997, between the Company and Lanxide (the "Securities Purchase Agreement"). Pursuant to the Voting Agreement, stockholders of Lanxide owning 50.1% of the outstanding shares of Lanxide common stock (which included Messrs. Blum and Hannesson and certain of their family members) granted proxies to the Proxy Holders to vote all shares of Lanxide common stock held by each such stockholder until December 31, 1998.

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

          In March 1998, as partial prepayment of the Convertible Note, Applied paid the Company $500,000 in cash and transferred to the Company the promissory note evidencing the $1.5 million loan from Applied to LPM in August 1996. See "--1997 Intercompany Convertible Note." Upon receipt thereof, the Company and Lanxide entered into a series of transactions pursuant to which, among other things, the Company paid to a subsidiary of Lanxide the $500,000 in cash it received from Applied and cancelled the $3.0 million LMP Note and the $1.5 million indebtedness of LPM to Applied (which was guaranteed by Lanxide) in exchange for the CERASET Business, CERASET License and CERASET Trademark. See "Business--Polymer Manufacturing and Sales."

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

                                     PART IV
                                     -------

         EXHIBITS, FINANCIAL STATEMENT
ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------

         The following documents are filed as part of this Annual Report:

                                                                                                    Page No.
                                                                                                    --------

Financial Statements.
Commodore Environmental Services, Inc.
         Independent Auditor's Report......................................................            F-1
         Report of Independent Accountants.................................................            F-1A
         Consolidated Balance Sheets as of December 31, 1998 and 1997......................            F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996.........................................            F-3
         Consolidated Statements of Stockholders' Equity (Deficit)for the years ended
                  December 31, 1998, 1997 and 1996.........................................            F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996.........................................            F-6
         Notes to Consolidated Financial Statements........................................            F-8

Commodore Applied Technologies, Inc.
         Report of Independent Accountants.................................................           F-48
         Consolidated Balance Sheets as of December 31, 1998 and 1997......................           F-49
         Consolidated Statements of Operations for the years ended
                 December 31, 1998, 1997 and 1996..........................................           F-50
         Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1998, 1997 and 1996...................................           F-51
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996.........................................           F-52
         Notes to Consolidated Financial Statements........................................           F-53

         Except for the unconsolidated financial statements of Commodore Applied Technologies, Inc. included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                    INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.


We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty


Salt Lake City,  Utah
November 5, 1999,  except note 24
which is dated March 6, 2000

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Commodore Environmental Services, Inc.

In our opinion, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1997 present fairly, in all material respects, the financial position, results of operations and cash flows of Commodore Environmental Services, Inc. and its subsidiaries at December 31, 1997 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Commodore Environmental Services, Inc. for any period subsequent to December 31, 1997.


Price Waterhouse LLP

Philadelphia, Pennsylvania
March 30, 1998
                                                                            F-1A



----------------------------------------------------------------------------------------------------------



                                                                                1998             1997
                                                                        ----------------------------------
              Assets
              ------

Current assets:
     Cash and cash equivalents                                          $           712     $       13,542
     Accounts receivable, net                                                         1              3,064
     Notes and advances to related parties                                            -              3,866
     Restricted cash and certificates of deposit                                    260                310
     Inventory                                                                      685                360
     Prepaid assets and other current receivables                                     -                402
                                                                        ----------------------------------

                Total current assets                                              1,658             21,544

Other receivables                                                                   321                516
Investments and advances                                                          4,630                911
Property and equipment, net                                                       1,154              2,498
Notes receivable                                                                      -                912
Other assets
     Deferred financing costs, net of accumulated
       authorization of $480 and $384, respectively                                   -                 96
     Patents and completed technology, net of accumulated
       amortization of $14 and $238, respectively                                   148              1,150
     Goodwill, net of accumulated amortization
       of $0 and $320 respectively                                                    -              7,353
     Other assets                                                                    18                 36
                                                                        ----------------------------------

                Total other assets                                                  166              8,635

Net assets of discontinued operations                                               100                  -
                                                                        ----------------------------------

                Total assets                                            $         8,029     $       35,016
                                                                        ----------------------------------



----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet

                                                                                December 31, 1998 and 1997
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------
                                                                                1998             1997
                                                                        ----------------------------------

              Liabilities and Stockholders' (Deficit) Equity
              ----------------------------------------------
Current liabilities:
     Accounts payable                                                   $            78     $        2,150
     Due to related parties                                                         281                  -
     Line of credit and current portion of
       long-term debt                                                                 -              1,226
     Unearned revenue                                                               450                  -
     Other accrued liabilities                                                    1,287              4,960
                                                                        ----------------------------------

                Total current liabilities                                         2,096              8,336
                                                                        ----------------------------------

     Bonds payable and long-term debt                                             4,000              4,019
     Deferred gain                                                                    -                656
     Promissory note to related party                                             2,250              2,250
                                                                        ----------------------------------

                Total liabilities                                                 8,346             15,261
                                                                        ----------------------------------

Minority interests in consolidated subsidiaries                                   2,105             12,558
Commitments and contingencies                                                         -                  -
Redeemable preferred stock:
     Series D Preferred Stock,  par value $0.01 per share,
       7% annual cumulative dividends, 0 shares and 46,800
       shares issued and outstanding at December 31, 1998
       and 1997, respectively                                                         -              3,557
Stockholders' (deficit) equity:
     Preferred Stock, par value $0.01 per share, 10,000,000
       shares  authorized, 3,912,202 shares and 4,309,577
       shares issued and outstanding at December 31, 1998
       and 1997, respectively                                                        39                 43
     Common Stock, par value $0.01 per share,
       100,000,000 shares authorized, 62,796,476 shares
       and 59,233,583 shares issued and outstanding at
       December 31, 1998 and 1997, respectively                                     628                592
     Additional paid-in capital                                                  46,741             46,074
     Accumulated deficit                                                        (49,805)           (43,044)
                                                                        ----------------------------------

                                                                                 (2,397)             3,665

Less 506,329 common shares of treasury stock at cost                                (25)               (25)
                                                                        ----------------------------------

                Total stockholders' (deficit) equity                             (2,422)             3,640
                                                                        ----------------------------------

                Total liabilities and stockholders' (deficit) equity    $         8,029     $       35,016
                                                                        ----------------------------------


----------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-2


                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                      Consolidated Statement of Operations

                                                              Years Ended December 31, 1998, 1997 and 1996
                                                             (Amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------



                                                                   1998           1997          1996
                                                              --------------------------------------------
Revenues:
     Contract revenues                                        $         1,251   $    19,493   $      5,123
     Other operating income                                               381             -            130
                                                              --------------------------------------------

                Total revenues                                          1,632        19,493          5,253
                                                              --------------------------------------------

Costs and expenses:
     Cost of sales                                                        961        16,325          4,291
     Research and development                                             303         3,074          2,997
     General and administrative                                         7,443        17,058          6,064
     Depreciation and amortization                                        528         1,282            561
     In-process technology acquired                                         -             -             78
                                                              --------------------------------------------

                Total costs and expenses                                9,235        37,739         13,991
                                                              --------------------------------------------

Loss from operations:                                                  (7,603)      (18,246)        (8,738)

Interest income                                                           523         1,004            621
Gain on sale of subsidiary stock                                        7,623         1,896              -
Interest expense                                                         (616)       (1,052)          (808)
Equity in losses of unconsolidated affiliate                           (2,229)       (1,827)          (495)
                                                              --------------------------------------------

Loss before income taxes, minority interests,
and discontinued operations                                            (2,302)      (18,225)        (9,420)
Income tax expense                                                          -             -              -
                                                              --------------------------------------------

Net loss before minority interests and discontinued operations         (2,302)      (18,225)        (9,420)
Minority interests in consolidated subsidiaries                           468         4,718          1,109
                                                              --------------------------------------------

Loss from continuing operations                                        (1,834)      (13,507)        (8,311)

Discontinued operations:
     Loss from discontinued operations                                 (4,927)            -              -
                                                              --------------------------------------------

                Net loss                                      $        (6,761)  $   (13,507)  $     (8,311)
                                                              --------------------------------------------

Net loss per share - basic and diluted -
   continuing operations                                      $          (.03)  $      (.27)  $       (.15)

Net loss per share - basic and diluted -
   discontinued operations                                               (.08)            -              -
                                                              --------------------------------------------

Total loss per share                                          $          (.11)  $      (.27)  $       (.15)
                                                              --------------------------------------------

Number of weighted average shares outstanding                          61,981        58,482         57,454
                                                              --------------------------------------------



----------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-3



                                                                             COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                                   AND SUBSIDIARIES
                                                           Consolidated Statement of Stockholders' (Deficit) Equity

                                                                      Years Ended December 31, 1998, 1997, and 1996
                                                           (Amounts in thousands, except shares and per share data)
-------------------------------------------------------------------------------------------------------------------


                                                                                              Additional
                                              Preferred Stock            Common Stock           Paid-In
                                         ---------------------------------------------------
                                            Shares      Amount       Shares       Amount        Capital
                                         ---------------------------------------------------------------------

Balance, January 1, 1996                    4,534,709 $         45   56,768,953 $        568 $       19,209

Equity gains on changes of interest
  in consolidated subsidiaries                      -            -            -            -         22,543
Sale of Common Stock                                -            -      200,000            2             66
Issuance of Common Stock -
  exercise of options and warrants                  -            -      955,415            9             86
Issuance of Common Stock options                    -            -            -            -             59
Sale of Series C Preferred Stock              115,208            1            -            -            105
Dividend on Preferred Stock                         -            -            -            -          (300)
Net loss                                            -            -            -            -              -
                                         ---------------------------------------------------------------------

Balance, December 31, 1996                  4,649,917           46   57,924,368          579         41,768

Equity gains on changes of interest
  in consolidated subsidiaries                      -            -            -            -          3,517
Issuance of Common Stock for
   services                                         -            -      500,000            5            308
Issuance of Common Stock -
  exercise of options and warrants                  -            -      512,435            5             44
Issuance of Common Stock -
  conversion of Preferred Stock              (340,340)          (3)     296,780            3              -
Issuance of stock options for services              -            -            -            -            650
Dividends on Preferred Stock                        -            -            -            -         (1,766)
Beneficial conversation feature on
  Series D Preferred Stock                          -            -            -            -          1,553

Net loss                                            -            -            -            -              -
                                         ---------------------------------------------------------------------

Balance, December 31, 1997                  4,309,577           43   59,233,583          592         46,074



------------------------------------------------------------------------------------------------------------
                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                  Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                 Continued

------------------------------------------------------------------------------------------------------------

                                                              Common        Stockholders'
                                            Accumulated      Stock Held         Equity
                                         ---------------------------------------------------
                                              Deficit        In Treasury       (Deficit)
                                         ----------------------------------------------

Balance, January 1, 1996                 $   (21,226) $             (25) $       (1,429)

Equity gains on changes of interest
  in consolidated subsidiaries                      -                 -          22,543
Sale of Common Stock                                -                 -              68
Issuance of Common Stock -
  exercise of options and warrants                  -                 -              95
Issuance of Common Stock options                    -                 -              59
Sale of Series C Preferred Stock                    -                 -             106
Dividend on Preferred Stock                         -                 -            (300)
Net loss                                       (8,311)                -          (8,311)
                                          ----------------------------------------------

Balance, December 31, 1996                    (29,537)              (25)         12,831

Equity gains on changes of interest
  in consolidated subsidiaries                      -                 -           3,517
Issuance of Common Stock for
   services                                         -                 -             313
Issuance of Common Stock -
  exercise of options and warrants                  -                 -              49
Issuance of Common Stock -
  conversion of Preferred Stock                     -                 -               -
Issuance of stock options for services              -                 -             650
Dividends on Preferred Stock                        -                 -          (1,766)
Beneficial conversation feature on
  Series D Preferred Stock                          -                 -           1,553

Net loss                                      (13,507)                -         (13,507)
                                          ----------------------------------------------

Balance, December 31, 1997                    (43,044)              (25)          3,640



                                                                                    F-4



------------------------------------------------------------------------------------------------------------
                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                  Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                 Continued

------------------------------------------------------------------------------------------------------------




                                                                                              Additional
                                             Preferred Stock            Common Stock            Paid-In
                                        ---------------------------------------------------
                                           Shares       Amount       Shares      Amount         Capital
                                        ---------------------------------------------------------------------

Equity gains on changes of interest
  in subsidiary                                     -            -           -            -              720
Issuance of Common Stock for
  services                                          -            -     500,000            5               50
Issuance of stock options for services              -            -           -            -              164
Issuance of Common Stock -
  exercise of options and warrants                  -            -     591,143            6               33
Issuance of Common Stock -
  conversion of Preferred Stock             (397,375)          (4)   2,471,750           25             (21)
Dividends on Preferred Stock                        -            -           -            -            (279)
Net loss                                            -            -           -            -                -
                                        ---------------------------------------------------------------------

Balance, December 31, 1998                  3,912,202 $         39  62,796,476 $        628 $         46,741
                                        ---------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------
                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                  Consolidated Statement of Stockholders' (Deficit) Equity
                                                                                                 Continued

------------------------------------------------------------------------------------------------------------

                                                                               Total
                                                             Common        Stockholders'
                                           Accumulated      Stock Held         Equity
                                       ------------------------------------------------
                                             Deficit        In Treasury       (Deficit)
                                       ------------------------------------------------
Equity gains on changes of interest
  in subsidiary                                     -                 -             720
Issuance of Common Stock for
  services                                          -                 -              55
Issuance of stock options for services              -                 -             164
Issuance of Common Stock -
  exercise of options and warrants                  -                 -              39
Issuance of Common Stock -
  conversion of Preferred Stock                     -                 -               -
Dividends on Preferred Stock                        -                 -            (279)
Net loss                                       (6,761)                -          (6,761)
                                        ------------------------------------------------

Balance, December 31, 1998              $       (49,805) $          (25) $       (2,422)
                                        ------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.



----------------------------------------------------------------------------------------
                                                                                    F-5





                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows

                                                             Years Ended December 31, 1998, 1997, and 1996
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------

                                                                             December 31,
                                                              --------------------------------------------
                                                                   1998           1997            1996
                                                              --------------------------------------------

Cash flows from operating activities:
     Net loss                                                 $        (6,761)  $   (13,507)  $     (8,311)
     Loss from discontinued operations                                  4,927            -               -
     Adjustments to reconcile net loss to cash used
       in operating activities:
         Minority interests in losses of subsidiaries                    (468)       (4,718)        (1,109)
         Depreciation and amortization                                    528         1,282            561
         Equity in losses of unconsolidated subsidiary                  2,229         1,827            495
         Accrued interest on loan receivables                            (110)            -              -
         Provision for related party bad debt                             921         1,043              -
         Provision for investment in, and receivables from,
           related party                                                4,694         2,000              -
         Gain on sale of subsidiary stock                              (7,623)       (1,896)             -
         Issuance of common stock and
           stock options for services                                     219           936             59
         Other non-cash charges                                          (131)          197            150
     Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                              138         4,085         (2,326)
         Other receivables                                                163          (132)           (81)
         Patents and completed technology                                   -          (401)          (213)
         Inventory                                                       (181)         (360)             -
         Restricted cash                                                  153         1,505            179
         Prepaid and other assets                                         127           180           (225)
         Other assets                                                     (75)          106           (108)
         Accounts payable                                                (724)       (1,651)           567
         Insurance loss reserve                                             -        (1,275)           281
         Other accrued liabilities                                        (62)         (196)           154
                                                              --------------------------------------------

         Net cash used in continuing operations                        (2,036)      (10,975)        (9,927)
         Net cash used in discontinued operations                        (561)            -              -
                                                              --------------------------------------------

                Net cash used in operating activities                  (2,597)      (10,975)        (9,927)
                                                              --------------------------------------------

Cash flows from investing activities:
     Payments on notes receivables                                        869             -              -
     Decrease (increase) in related party receivables,
       net of payments                                                      -        (1,875)        (2,902)
     Purchase of property and equipment                                   (40)       (1,409)          (881)
     Increase in investments and advances                                (779)       (1,723)        (1,153)
     Investment in related party                                            -        (2,000)             -
     Proceeds from sale of subsidiary's common stock                    5,450             -              -
     Loans to (repayments from) related party                          (4,641)            -              -
     Deconsolidation of subsidiary owned cash                         (11,060)            -              -
     Cash acquired in subsidiary's acquisition                            715             -            199
     Purchase of minority interest in subsidiary                            -             -           (750)
                                                              --------------------------------------------

     Cash for investing activities - continuing operations             (9,486)       (7,007)        (5,487)
     Cash for investing activities - discontinued operations             (530)            -              -
                                                              --------------------------------------------

                Net cash used in investing activities                 (10,016)       (7,007)        (5,487)
                                                              --------------------------------------------


----------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-6


                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                              --------------------------------------------
                                                                   1998           1997            1996
                                                              --------------------------------------------

Cash flows from financing activities:
     Proceeds from subsidiaries' sale of common and
       preferred stock                                                      -        15,097         30,551
     Proceeds from exercise of options and warrants                        39            49             95
     Proceeds from the sale of redeemable preferred stock                   -         7,612            106
     Borrowings under (repayments on) line of credit                     (130)       (5,843)         1,361
     Proceeds from long-term debt                                           7             -              -
     Payments on long-term debt                                            (6)          (72)          (255)
     Preferred stock cash dividends                                      (127)         (289)          (300)
     Preferred stock dividends paid by subsidiary                           -          (438)             -
     Borrowings from (repayments to) related parties                        -           128           (900)
                                                              --------------------------------------------

     Cash for financing activities - continuing operations               (217)       16,244         30,658
     Cash for financing activities - discontinued operations                -             -              -
                                                              --------------------------------------------

                Net cash provided by (used in)
                financing activities                                     (217)       16,244         30,658
                                                              --------------------------------------------

Increase (decrease) in cash and cash equivalents                      (12,830)       (1,738)        15,244

Cash and cash equivalents, beginning of year                           13,542        15,280             36
                                                              --------------------------------------------

Cash and cash equivalents, end of year                        $           712   $    13,542   $     15,280
                                                              --------------------------------------------


Supplemental disclosure of cash flow information:

         Interest paid                                        $           526   $       972   $        169
                                                              --------------------------------------------

         Income taxes paid                                    $             -   $         -   $         53
                                                              --------------------------------------------

(See Note 18 for non-cash investing and financing activities)


----------------------------------------------------------------------------------------------------------


The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-7


                                      Notes to Consolidated Financial Statements

                                                      December 31, 1998 and 1997
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


1.   Background

Commodores Environmental Services, Inc. and subsidiaries ("Commodore"), from January 1, 1991 to December 31, 1995 had been engaged primarily in real estate operations. Since then, Commodore has been engaged in the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials through its consolidated subsidiaries and affiliates. Commodore owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons (CFCs). Commodore is currently working on the commercialization of these technologies through various development effects, licensing arrangements, and joint ventures.

As discussed in Note 20, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the three year periods ended December 31, 1998:


                          Applied                      Separation
                          -------                      ----------

January 1, 1996    Not in Existence              100 percent owned by
                                                 Commodore and consolidated
                                                 with Commodore

March 1996         Applied was formed, 100 percent                       -
                   owned by a company
                   consolidated with Commodore

December 1996                              -     Sold 100 percent to Applied and
                                                 was consolidated with Applied

December 31, 1996  69 percent owned by           100 percent owned by Applied
                   Commodore and consolidated    and consolidated with Applied
                   with Commodore

April 1997                                  -    Initial Public Offering of 13
                                                 percent of the common stock of
                                                 Separation

Throughout 1997    Applied sells new common stock
                   and Commodore sells holdings
                   in Applied Common stock,                                -
                   reducing Commodore's
                   ownership in Applied

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Background Continued

                            Applied                      Separation
                            -------                      ----------

December 31, 1997  56 percent owned by           87 percent owned by Applied
                   Commodore and consolidated    and consolidated with Applied
                   with Commodore

February 1998      Commodore's ownership in
                   Applied drops below 50 percent,
                   Commodore begins to account                             -
                   for investment in Applied under
                   the Equity method

September 1998                                   Applied sold its 87 percent
                                             -   ownership in Separation to
                                                 Commodore and Separation is
                                                 consolidated with Commodore

December 31, 1998  35 percent owned by           87 percent owned by
                   Commodore and accounted for   Commodore and consolidated
                   under the equity method       with Commodore



2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Commodore and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method. In February 1998, Commodore's investment in Commodore Applied Technologies, Inc. ("Applied") fell below 50% and is now accounted for under the equity method of accounting since the change in ownership (see Note 20). In September 1998, Commodore acquired Applied's 87% ownership of Commodore Separation Technologies, Inc. ("Separation"). Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 1998 and for the period since acquisition (see Note
20).

Discontinued operations include Commodore Polymer Technologies, Inc. (Polymer) from March 5, 1998 (date of inception) through December 31, 1998. Polymer is a 100% owned subsidiary of Commodore. The Company sold Polymer effective March 6, 2000 (see Note 24).


--------------------------------------------------------------------------------
                                                                             F-9

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Cash and Cash Equivalents

Commodore considers cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Commodore's investments in cash equivalents are diversified among securities with high ratings in accordance with Commodore's investment policy.

Restricted Cash and Certificates of Deposit

Restricted cash at December 31, 1998 and 1997 consisted of $260 held in an interest bearing deposit accounts as collateral for a performance bond at December 31, 1998 and 1997, and $50 held in certificates of deposit as security on a line of credit at December 31, 1997. Restricted cash and certificates of deposit are classified according to the term of their restriction.

Inventory

Inventory, held by Separation, represents finished goods and consists of machinery and equipment built and held for sale. Inventory is recorded at the lower of historical cost per unit or market value.

Property and Equipment

Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the statement of operations. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets, which range from 2 - 10 years.

Realization Allowance

Mortgage receivables are recorded net of allowances for the difference between the original mortgage notes receivable with the accrued interest and the estimated fair market value of the underlying collateral.

Other Assets

Goodwill represented the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI, a subsidiary of Commodore's formerly majority-owned subsidiary, Applied (see Note 20). Goodwill was being amortized on a straight-line basis over its estimated 30 year life.

--------------------------------------------------------------------------------
                                                                            F-10

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Completed technology represents certain technology acquired in connection with the purchase of third-party interests in consolidated subsidiaries (See Note 20) and other technology acquired from a related party (see Note 17) which are being amortized on a straight-line basis over their estimated 7 and 15 year lives, respectively.

Patents are being amortized on a straight-line basis over their estimated life of 17 years.

Deferred financing costs were being amortized over 5 years.

Impairment of Long-Lived Assets

Commodore reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Unearned Revenue

Separation has collected a $450 deposit related to the contract described in the following paragraph. Such amount has been deferred until the commencement of the contract.

Revenue Recognition

Interest Income. Commodore recognizes interest income on notes receivable when earned. The recognition of interest income on notes receivable is discontinued when management determines that the continuing accrual of interest may exceed the net realizable value of the receivable.

Contracts. Through January 1998, the period prior to Commodore's ownership of Applied falling below 50%, substantially all of Commodore's revenues were derived from Advanced Sciences, Inc. ("ASI"), a subsidiary of Applied, consisting of engineering and scientific services performed for the U.S. Government and prime contractors that serve the Federal Government under a variety of contracts, most of which provide for reimbursement of costs plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

--------------------------------------------------------------------------------
                                                                            F-11

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

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

In November 1997, Separation entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1998, Separation had not yet commenced work on this contract and accordingly, had not recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract have been recorded as expenses as incurred.

Research and Development

Research and development expenditures are charged to operations as incurred.


--------------------------------------------------------------------------------
                                                                            F-12

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

Stock-Based Compensation

Compensation costs attributable to stock option and similar plans are recognized based on the difference between the quoted market price of the stock on the date of the grant and the amount the employee is required to pay to acquire the stock (In the intrinsic value method under Accounting Principles Board Opinion 25). SFAS 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Commodore has adopted the disclosure only provisions of SFAS 123.

Concentration of Credit Risk

Commodore maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. Commodore has not experienced any losses in such accounts. Commodore believes it is not exposed to any significant credit risk on cash and cash equivalents.

Segment Reporting

In 1998, Commodore adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Commodore's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Commodore. Required disclosures are included in Note 22.


--------------------------------------------------------------------------------
                                                                            F-13

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Convertible bonds, accounts receivable, notes receivables, long-term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 1998 and 1997.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 is not expected to have a material effect on the financial position or results of operations of Commodore.

Reclassification

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year presentation.


3.   Going Concern

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Commodore will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1998, 1997 and 1996, Commodore has incurred substantial losses and net cash outflows from operating activities. At December 31, 1998, Commodore also had a net stockholders' deficit.


--------------------------------------------------------------------------------
                                                                            F-14

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Going Concern Continued

The consolidated financial statements do not include any adjustments that might be necessary should Commodore be unable to continue as a going concern. Commodore's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, profitable operations, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Commodore will be able to obtain any of these potential sources of cash.


4.   Accounts Receivable, Net

The components of Commodore's trade receivables are as follows as at December 31, 1998 and 1997:


                                                       December 31,
                                                ---------------------------
                                                     1998          1997
                                                ---------------------------
Contract receivables:
         Amounts billed                         $        -       $    3,285
         Retainages                                      -              168
         Unrecovered costs and estimated
               profits subject to future
               negotiation - not billed                  -              (52)
                                                ---------------------------

                                                         -            3,401

Less: Allowances for doubtful
 accounts and potential disallowances                    -             (416)
                                                ---------------------------

Contract receivables - net                               -            2,985
Other receivables, net of allowance of
 $0 and $45, respectively                                1               79
                                                ---------------------------

              Total receivables - net           $        1       $    3,064
                                                ---------------------------


The balances billed but not paid by customers pursuant to retainage provisions are due upon completion and acceptance of contracts.


--------------------------------------------------------------------------------
                                                                            F-15

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Accounts Receivable, Net Continued

Unbilled receivables include costs and fees billable upon specified events (including settlement of prior years' government audits). All such amounts have been classified as current assets although certain amounts may not be collected within one year depending on when the conditions are satisfied.

Substantially all trade receivables were pledged to secure the ASI line of credit (see Note 10).


5.   Other Receivables

Commodore holds certain notes receivable and other related receivables at December 31, 1998 and 1997, which arose through the sale of real estate properties.

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


                                                     December 31,
                                            -------------------------------
                                                  1998           1997
                                            -------------------------------
Note receivable, with interest at
  10%, due in various installments
  through 2002, unsecured                   $            221  $         240
Other receivables                                        100            276
                                            -------------------------------

     Total notes and other receivables
        net of realization allowance        $            321  $         516
                                            -------------------------------



--------------------------------------------------------------------------------
                                                                            F-16

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Notes Receivable

Commodore held a mortgage note receivable and other receivables of $2,715 at December 31, 1997. Because the note and receivables were non-performing according to their terms, Commodore had recorded realization allowances of $1,803 at December 31, 1997, in order to reduce the net book value of the receivables to $912 at such date. In 1998, Commodore collected $1,505 of the receivables, of which $157 was collected against an advance, $100 paid as a settlement and $336 was recorded as a recovery of bad debt.


7.   Property and Equipment

Property and equipment consist of the following:



                                  Average    Average       December 31,
                               Useful Life Useful Life  -------------------
                                  1998       1997       1998       1997
                               --------------------------------------------

Machinery and equipment             5         10     $     1,289  $   2,438
Furniture, fixtures, and equipment  5          5             366        780
Leasehold improvements              5          5             211        258
                                                     ----------------------

                                                           1,866      3,476

Less: accumulated depreciation
  and amortization                                           712        978
                                                     ----------------------

     Net property and equipment                      $     1,154  $   2,498
                                                     ----------------------



8.   Investments and Advances

Investments and advances consist of the following:


                                                1998             1997
                                          ---------------------------------

Commodore Applied Technologies            $           4,496   $           -
Louisiana Property                                      134             357
Teledyne Commodore                                        -             554
                                          ---------------------------------

                                          $           4,630   $         911
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-17

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Investments and Advances Continued

As described in notes 1, 2, and 20, the Company accounts for Applied on the equity method at December 31, 1999 and 1998 and Applied is consolidated in 1997. The difference between the carrying value of Commodore's ownership percentage in Applied and the equity book value on Applied's financial statements is the result of various equity sales of preferred stock by Applied. Condensed financial statements for Applied at December 31, 1998 and for the year then ended are as follows:


                                                            December 31,
                                                                1998
                                                          -----------------

Current assets                                            $           5,341
                                                          -----------------
Non-current assets                                        $          10,276
                                                          -----------------
Current liabilities                                       $           3,524
                                                          -----------------
Equity                                                    $          11,908
                                                          -----------------




                                                             Year Ended
                                                            December 31,
                                                                1998
                                                          -----------------

Revenues                                                  $          17,470
Expenses                                                             23,005
                                                          -----------------

              Net loss                                    $          (5,535)
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-18

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Investments and Advances Continued

On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash each from Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In as much as Applied is accounted for on the equity method by Commodore in 1998 the equity investment in Applied included the LLC. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. The investment was accounted for under the equity method. Summarized information of the LLC's net assets and results of operations are as follows at December 31, 1997:


                                                                1997
                                                          -----------------

Current assets                                            $           1,701
                                                          -----------------
Non-current assets                                        $           1,312
                                                          -----------------
Current liabilities                                       $           1,771
                                                          -----------------
Revenues                                                  $             510
                                                          -----------------
Expenses                                                  $           4,163
                                                          -----------------

Investment in LLC:
     Opening balance                                      $             658
     Capital contribution                                             1,000
     Advances to LLC, net of repayment                                  723
     Equity in net loss                                              (1,827)
                                                          -----------------

                  Net investment                          $             554
                                                          -----------------


In 1994, Commodore obtained an interest in an oil and gas field located in Louisiana. The Louisiana property is approximately 10,000 acres and contains a number of oil producing wells. Remedial work and other minor repairs are being completed to bring some of its wells on line. Geological and geophysical studies on the Louisiana property have been performed and new drilling locations have been identified. The investment, aggregating $133 and $365 at December 31, 1998 and 1997, respectively, is accounted for under the equity method. Condensed financial information is not presented as the investment and its operations are immaterial to Commodore.


--------------------------------------------------------------------------------
                                                                            F-19

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Other Accrued Liabilities

Other accrued liabilities consist of the following:


                                                       1998           1997
                                            -------------------------------

Warrants issued  for purchase of
  Applied Common Stock                      $          1,054   $        923
Compensation and employee benefits                        31          1,897
Price reset feature of Applied
  Common Stock (Note 20)                                   -          1,198
State taxes                                                -             94
Other                                                    202            848
                                            -------------------------------

                                            $          1,287   $      4,960
                                            -------------------------------



10.  Line of Credit and Current Portion of Long Term Debt

At December 31, 1997, ASI had an $1,199 outstanding balance on a revolving line of credit with a current limit of $6,000, due March 31, 1998 with interest payable monthly at prime plus 1 percent (9.5 percent as of December 31, 1997). The line of credit was secured by $153 of restricted cash and the receivables of ASI and contains certain financial covenants and restrictions. In August 1998 ASI refinanced their line of credit and the amount is part of the Applied balances which are accounted for on the equity method at December 31, 1998.

The Company also had $46 of other long term debt at December 31,1997 of which $27 was due within one year and included in line of credit and current portion of long-term debt. The $19 of long-term is included in bonds payable and long-term debt.


--------------------------------------------------------------------------------
                                                                            F-20

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Bonds Payable and Long-Term Debt

Bonds Payable

In 1993 and 1994, Commodore issued $4,000 of convertible bonds which carry an interest rate of 8.5% payable quarterly, and mature on June 3, 2000. The bonds are secured by 16,800,000 and 6,000,000 unissued shares of Commodore's Common Stock and Applied's Common Stock which Commodore owns, respectively. The bonds are convertible at any time into Common Stock of Commodore at the rate of one share per $1.00 of bond principal. To obtain the bonds, Commodore paid an aggregate commission of $480 in cash and issued 5 year warrants to purchase 2,233,332 shares of Common Stock at $.10 per share. The bonds are redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's Common Stock exceeds $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common Stock at a price of $.68 per share through December 31, 2000 (see Note 16).

Promissory Note Payable

The Company has an 8% note payable to a former officer of a subsidiary. The principal amount of the loan is $2,250 at December 31, 1998 and 1997, and is due in 2006. The note is unsecured and requires interest only payments until maturity.


12.  Income Taxes

Commodore provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.


The provision for income taxes for the years ended December 31, results in an effective tax rate which differs from federal income tax rates as follows:


                                        1998         1997         1996
                                    ---------------------------------------
Expected tax benefit at federal
  statutory rate                    $      (2,299)  $   (4,592)  $   (2,826)
State income taxes, net of federal
  income tax benefit                         (406)        (810)        (499)
Loss from unconsolidated subsidiary           892            -            -
Change in valuation allowance               1,807        6,152        3,049
Other                                           6         (750)         276
                                    ---------------------------------------

Income tax benefit                  $           -   $        -   $        -
                                    ---------------------------------------


--------------------------------------------------------------------------------
                                                                            F-21

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Income Taxes Continued

The components of the net deferred income tax as of December 31, are as follows:


                                        1998         1997         1996
                                    ---------------------------------------
Components of current deferred
    taxes, net:
     Reserve for uncollectible
       receivables and potential
       disallowances                $           -  $     2,104   $    1,689
     Insurance loss reserve                     -            -          540
     In-process technology                      -          969          969
     Net operating loss carryforward       10,313       16,356       10,079
                                    ---------------------------------------

         Total                             10,313       19,429       13,277

Less: Valuation allowance                 (10,313)     (19,429)     (13,277)
                                    ---------------------------------------

         Total                      $           -  $         -   $       -
                                    ---------------------------------------

Included in the change in the valuation allowance at December 31, 1998 is $10,923 which relates to the deconsolidation of Applied and its net operating loss carryforwards which are no longer available to the consolidated group.

Commodore conducts a periodic assessment of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 1998 and 1997, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.

Commodore has net operating loss ("NOL") carryforwards at December 31, 1998 of approximately $29,000 which expire in the years 1999 through 2018. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.



--------------------------------------------------------------------------------
                                                                            F-22

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stockholders' Equity

Common Stock

In 1996, Commodore issued 200,000 shares of Common Stock valued at $68 in order to purchase technologies related to the separation and remediation process. In 1997, Commodore issued 500,000 shares of Common Stock valued at $313 in exchange for services. In 1998, Commodore issued 500,000 shares of Common Stock valued at $55 in exchange for services. Common Stock issued through the exercise of options and warrants is described in Note 15.

Preferred Stock

Commodore has authorized 3,000,000 shares of Series AA Preferred Stock, par value $.01 per share. The Series AA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a 1 to 1 ratio. In 1997, 275,000 shares of Series AA Preferred Stock were converted into 275,000 shares of Commodore Common Stock. In 1998, 200,000 shares of Series AA Preferred Stock were converted into 200,000 shares of Commodore Common Stock. The Series AA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share. At December 31, 1998, 2,525,000 shares of Series AA Preferred Stock remained outstanding.

Commodore has authorized 1,600,000 shares of Series B Preferred Stock, par value $.01 per share. The Series B Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in 1998) and has a liquidation value of $1.00 per share. The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible into Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of Common Stock. In 1997, 65,340 shares of Series B Preferred Stock were converted into 21,780 shares of Commodore Common Stock. In 1998, 82,167 shares of Series B Preferred Stock were converted into 27,389 shares of Commodore Common Stock. At December 31, 1998, 1,387,202 shares of Series B Preferred Stock remained outstanding.


--------------------------------------------------------------------------------
                                                                            F-23

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stockholders' Equity Continued

Commodore has authorized 1,500,000 shares of Series C Preferred Stock, par value of $.01 per share. The Series C Preferred Stock does not pay dividends. In 1996, Commodore issued 115,208 shares of Series C preferred Stock. In January, 1998, all of the outstanding shares of the Series C Preferred Stock was converted into Commodore Common Stock at a ratio based on the market value of the Common Stock at that time compared to an assumed value of Series C Preferred Stock of $10.00 per share. The market value used in this conversion was approximately $.51 per share. The total amount of Commodore's Common Stock issued in connection with this conversion was 2,244,361 shares.

In addition, the Company has 3.9 million shares of unissued preferred stock.


14.  Redeemable Preferred Stock

In May and August 1997, Commodore sold an aggregate of 88,000 shares of its Series D Preferred Stock for net proceeds of $7,612 after transaction costs of $968. The Series D Preferred Stock is convertible into shares of Applied Common Stock held by Commodore at a conversion price equal to approximately 85% of the Applied Common Stock market price, subject to certain floors.

Because the Redeemable Preferred Stock had a conversion rate less than the market price of Applied Common Stock on the date of issue (a beneficial conversion feature), the intrinsic value of the difference, $1,553, was recorded in 1997 as a direct increase in paid-in capital. This amount was to be recorded as a non-cash Preferred dividend over the earliest possible conversion period (five months). Because of the early conversions discussed in the following paragraphs, only $1,477 of the total amount was required to be recorded as a preferred dividend.


--------------------------------------------------------------------------------
                                                                            F-24

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Redeemable Preferred Stock Continued

The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of Applied Common Stock held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices were subject to reset on August 18, 1998 to an exercise price equal to approximately 110% of the market price of Applied Common Stock on August 17, 1998. In addition, if Applied Common Stock traded at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price was subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. The warrants were valued at $850 and were recorded as a liability until such time as the warrants are either exercised or expire. Affiliates of the placement agent received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share, valued at $73. The placement agent warrants were also recorded as a liability at the time of issuance. The exercise price of the warrants issued in connection with the Series D Preferred Stock were reset to $0.82 per share effective August 18, 1998.

As of December 31, 1998, the 88,000 shares of Series D Preferred Stock have been converted into an aggregate of 4,019,210 shares of Applied Common Stock, based upon conversion prices ranging from $1.50 per share to $3.69 per share during the two years ended December 31, 1998 and 1997. These conversions resulted in net gains of $3,046 and $1,896 during the years ended December 31, 1998 and 1997, respectively which were included in gain on sale of subsidiary stock.

Because the Series D Preferred Stock was convertible into a security other than the Common Stock of Commodore, the Series D Preferred stock was classified as Redeemable Preferred Stock, excluded from stockholder's equity.



--------------------------------------------------------------------------------
                                                                            F-25

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Stock Option Plan

Under the 1997 Stock Option Plan (the Option Plan), a maximum of 15,000,000 Non-Qualified and 3,000,000 incentive options may be granted to purchase common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers, directors, key employees, and consultants without regard to performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years.
Options may not be transferred except by reason of death, with certain exceptions and termination of employment accelerates the expiration date of any outstanding options to 3 months from the date of termination.



                                   Number of                  Option Price
                                    Options       Warrants     Per Share
                                 ------------------------------------------

Outstanding at January 1, 1996        2,200,000    14,781,000 $ 0.01 - 0.50
     Granted                          7,005,000     1,000,000   0.37 - 1.12
     Exercised                         (320,000)     (635,000)  0.01 - 0.50
     Expired/Forfeited                 (300,000)            -          0.10
                                 ------------------------------------------


Outstanding at December 31, 1996      8,585,000    15,146,000   0.05 - 1.12
     Granted                          6,155,000             -   0.60 - 1.13
     Exercised                         (190,000)     (323,000)  0.05 - 0.10
     Expired/Forfeited               (5,885,000)            -          1.12
                                 ------------------------------------------

Outstanding at December 31, 1997      8,665,000    14,823,000   0.05 - 1.13
     Granted                          8,245,000     3,557,000           .10
     Exercised                                -    (1,141,000)          .10
     Expired/Forfeited                        -   (11,482,000)  0.01 - 0.10
     Rescinded                       (6,905,000)            -   0.10 - 0.84
                                 ------------------------------------------

Outstanding at December 31, 1998     10,005,000     5,757,000 $ 0.10 - 1.13
                                 ------------------------------------------



Options exercisable are as follows:


                                                 December 31,
                                   ----------------------------------------
                                       1998          1997         1996
                                   ----------------------------------------

Options exercisable                    9,633,000     5,400,000    2,745,000

Options available for grant            9,755,000    18,000,000            -


--------------------------------------------------------------------------------
                                                                            F-26

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                           Years Ended December 31,
                                    ---------------------------------------
                                          1998          1997         1996
                                    ---------------------------------------

Net loss - as reported              $   (6,761)  $   (13,507)    $   (8,311)
Net loss - pro forma                $   (7,418)  $   (17,733)    $   (9,858)
Loss per share - as reported        $    (0.11)  $      (.27)    $     (.15)
Loss per share - pro forma          $    (0.12)  $      (.34)    $     (.18)


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             December 31,
                                  1998           1997            1996
                            -----------------------------------------------

Expected dividend yield             $     -          $   -        $      -
Expected stock price volatility         105%         60-65%          60-65%
Risk-free interest rate                   5%       4.9-6.3%        4.9-6.3%
Expected life of options          5-10 years     5-10 years      5-10 years
                            -----------------------------------------------


The weighted average fair value of options granted during 1998, 1997, and 1996 are $.10, $.85, and $1.00, respectively.


--------------------------------------------------------------------------------
                                                                            F-27

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



16.  Stock Based Compensation Continued

The following table summarizes information about stock options and warrants outstanding at December 31, 1998.


                          Outstanding                    Exercisable
             --------------------------------------------------------------
                             Weighted     Weighted               Weighted
  Range of                   Average      Average                Average
  Exercise      Number      Remaining     Exercise    Number   Exercisable
   Prices    Outstanding Contractual Life  Price   Exercisable    Price
---------------------------------------------------------------------------

$        .10  12,002,000      4.22 years    $    0.10 11,430,000   $  0.10
   .37 - .50     450,000      4.67 years         0.41    450,000      0.41
         .68   2,000,000      1.92 years         0.68  2,000,000      0.68
 1.12 - 1.13   1,310,000      7.87 years         1.13  1,310,000      1.13
---------------------------------------------------------------------------

$ .10 - 1.13  15,762,000      3.13 years    $     .19 15,190,000   $   .21
---------------------------------------------------------------------------


Stock Warrants

In 1998, 1997 and 1996, Warrants for the purchase of 591,143, shares 322,435 shares and 635,415 shares of Common Stock were exercised resulting in net proceeds to Commodore of $39, $49 and $95, respectively.

In 1998, warrants for the purchase of 2,070,834 shares of common stock were issued to consultants, the warrants were valued at $81 and recorded as an expense.

As of December 31, 1998, all stock warrants are exercisable.


17.  Related Party Transactions

Commodore was allocated rental charges of $104, $104 and $89 for the years ended December 31, 1998, 1997 and 1996, respectively by an entity owned by Commodore's principal shareholder and chairman.

At December 31, 1997 Commodore and Applied held notes receivable of $3,000 and $1,500, respectively, from Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide was related to Commodore by significant common ownership and by the transactions described below. The notes became due on February 28, 1998. In 1997, a reserve in the amount of $669 was recorded, reducing the net carrying amount of Commodore's aggregate receivable to $3,831. The notes were collateralized by the assets of LPM and guaranteed by Lanxide Corp. on behalf of its subsidiary. The Company has other related party receivables at December 31, 1997, which total $35.

--------------------------------------------------------------------------------
                                                                            F-28

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Related Party Transactions Continued

In March 1998, Applied transferred their note receivable from LPM and $500 cash to Commodore as a payment on amounts due under the September 1997 Intercompany Note (see Note 20). Also in March 1998, Commodore incorporated Polymer as a wholly-owned subsidiary, and through Polymer exchanged its notes receivable from LPM, including the note recently acquired from Applied, along with $500 cash for a license and trademark to a technology called CERASET owned by Lanxide. Commodore recorded the license at the carrying value of the notes receivable plus the cash exchanged.

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

The Company has a note payable to a related party in the amount of $2,250 at December 31, 1998 and 1997 (see note 11).



--------------------------------------------------------------------------------
                                                                            F-29

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



18.  Non-Cash Investing and Financing Activities

During the years ended December 31, 1998, 1997, and 1996, Commodore had the following non-cash investing and financing transactions:

     1998
     ----

o In February 1998, Commodore's investment in Applied was reduced below 50% and Commodore began to account for its investment on the equity method rather than through consolidation. Upon de- consolidation, Commodore removed its minority interest liability related to Applied of $5,478 and recorded an investment in Applied of $6,060. The company also removed the following assets and liabilities from its consolidation:


                        Assets
                        ------

Cash                                                  $          11,060
Accounts receivable, net                                          2,926
Notes and advances to related parties                               911
Restricted cash and CDs                                             107
Inventory                                                           487
Prepaid and other current assets                                    275

Other receivables                                                    32
Investments and advances                                          1,333
Property and equipment, net                                       2,440
Patents and completed technology                                  1,144
Goodwill, net                                                     7,332
Other assets                                                         93
                                                      -----------------

         Total assets                                 $          28,140
                                                      -----------------

                     Liabilities

Accounts payable                                      $           1,441
Payables to related parties                                         251
Line of credit                                                    1,069
Accrued liabilities                                               3,794

Long term debt                                                       53
Notes to related parties                                          3,340
Minority interest                                                 6,645
                                                      -----------------

         Total liabilities                            $          16,593
                                                      -----------------



--------------------------------------------------------------------------------
                                                                            F-30

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



18.  Non-Cash Investing and Financing Activities Continued

o In September 1998, Commodore acquired an 87% common stock interest in Separation from Applied and consolidated the financial statements of Separation. Separation was acquired for $1,250,000 which was partial satisfaction of a receivable from Applied. Due to the liquidation value of the preferred stock held by minority shareholders the entire net assets of Separation of $2,138 is recorded as a minority interest liability. Consequently, the Company's investment in Separation was written down to zero. The assets and liabilities acquired are as follows:


                        Assets
                        ------

Cash                                                  $             715
Accounts receivable                                                   1
Notes and advances to related parties                                 2
Restricted cash and CDs                                             210
Inventory                                                           631

Property and equipment, net                                       1,494
Patents and completed technology                                    184
                                                      -----------------

         Total assets                                 $           3,237
                                                      -----------------

                     Liabilities
                     -----------

Accounts payable                                      $              93
Payables to related parties                                         367
Unearned revenue                                                    450
Accrued liabilities                                                 183

Long term debt                                                        6
                                                      -----------------

         Total liabilities                            $           1,099
                                                      -----------------


o In February 1998, Applied transferred a receivable of $1,500 from an affiliate to Commodore for debt reduction.


o In March 1998, Commodore transferred notes receivables from an affiliate of $3,936, and cash of $500 in exchange for purchased technology (see Note
     17).


--------------------------------------------------------------------------------
                                                                            F-31

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



18.  Non-Cash Investing and Financing Activities Continued

o In September 1998, Applied repaid Intercompany Notes of $5,506 through the exchange of a receivable from Separation of $357 and issuance of Preferred Stock of $5,149 (see Note 20).

o Commodore recorded equity gains on changes of interest in Applied of $720 as a direct increase in equity (see Note 20).

o The remaining shares of Series D Preferred Stock were converted into shares of Applied common stock held by Commodore.

o 397,375 shares of Preferred stock were converted into 2,471,750 shares of common stock.

o The Company distributed its common stock of Applied as a dividend to holders of Series D Preferred Stock in the amount of $152.


     1997
     ----

o In 1997, Commodore recorded equity gains on changes of interest in Applied of $3,517 as a direct increase in equity (see Note 20).

o In connection with Commodore's sale of 88,000 shares of Series D Preferred Stock, the beneficial conversion feature of $1,553 was recorded as a direct increase in additional paid-in capital. Amortization of the beneficial conversion feature of $1,477 was recorded as preferred dividends. The purchasers of the Series D Preferred Stock also received warrants to purchase Applied common stock. The warrants were valued at $923 and recorded as an accrued liability (see Note 14).


     1996
     ----

o In 1996, Commodore recorded equity gains on changes of interest in Applied of $22,543 as a direct increase in equity (see Note 20).



--------------------------------------------------------------------------------
                                                                            F-32

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Earnings Per Share

All earnings per share amounts reflect the implementation of SFAS 128, "Earnings Per Share." Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the year.


                                               Years Ended December 31
                                          ---------------------------------
                                             1998       1997       1996
                                          ---------------------------------

Net loss from continuing operations       $    (1,834) $ (13,507)  $ (8,311)
Preferred Stock dividends                        (279)    (1,766)      (300)
Dividends on Series D Preferred Stock
  (not declared)                                    -       (232)         -
                                          ---------------------------------

Net loss applicable to common
  shareholders from continuing operations      (2,113)   (15,505)    (8,611)

Net loss applicable to common
  shareholders from discontinued operations    (4,927)         -          -
                                          ---------------------------------

Total net loss applicable to common
  shareholders                            $    (7,040) $ (15,505)  $ (8,611)

                                          ---------------------------------

Weighted average common shares
  outstanding (basic)                      61,981,000 58,482,000 57,454,000
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-33

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Earnings Per Share Continued


Employee stock options (Note 16)            (*)          (*)          (*)
Series AA Convertible Preferred Stock
 (Note 13)                                  (*)          (*)          (*)
Series B Convertible Preferred Stock
 (Note 13)                                  (*)          (*)          (*)
Series C Convertible Preferred Stock
 (Note 13)                                   -           (*)          (*)
Warrants issued in connection with
  various transactions (Note 16)            (*)          (*)          (*)
                                          ---------------------------------

Weighted average common shares
 outstanding (diluted)                    61,981,000  58,482,000 57,454,000

Net loss per share - basic and diluted -
  continuing operations                   $    (.03)   $    (.27)  $   (.15)

Net loss per share - basic and diluted -
  discontinued operations                 $    (.08)   $       -   $      -
                                          ---------------------------------

Total net loss per share                  $    (.11)   $    (.27)  $   (.15)
                                          ---------------------------------

(*) Due to Commodore's loss from continuing operations in 1998, 1997, and 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

20.  Acquisitions and Reorganizations

Commodore Applied Technologies, Inc.

At December 31, 1998 and 1997, Commodore owned 35% and 56%, respectively, of the Common Stock outstanding of Commodore Applied Technologies, Inc. ("Applied"). Commodore capitalized Applied in March 1996 by exchanging the capital stock of other consolidated subsidiaries; rights, titles, assets and properties related to certain proprietary technology; and a promissory note for all 15,000,000 newly issued shares of Applied. In February 1998, Commodore's investment in Applied fell below 50% due to the Company selling an aggregate of 2,782,646 shares of its investment in Applied. Accordingly, Applied was deconsolidated and is now accounted for under the equity method of accounting from February 1, 1998 through December 31, 1998.


--------------------------------------------------------------------------------
                                                                            F-34

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Commodore Applied Technologies, Inc. - Continued

In June 1996, Applied made a public offering of 5,750,000 shares of its $.001 par value Common Stock for $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to purchase one share of Applied stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offerings were $30,551. Commodore's $21,641 gain on this transaction was recorded as a direct increase in Commodore's equity because of Applied's early stage of development.

In July 1996, Commodore acquired the remaining minority interests in another consolidated subsidiary and contributed its investment to Applied. The excess of Commodore's purchase price of $3,000 over the $2,294 fair value of the net assets acquired had been recorded as completed technology and was being amortized over 7 years. Of the $3,000 purchase price, $750 was paid in cash and the remaining $2,250 was paid in the form of a promissory note due on July 3, 2006 at 8 percent interest per year.

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


--------------------------------------------------------------------------------
                                                                            F-35

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Commodore Applied Technologies, Inc. - Continued In September 1997, Commodore provided a $4,000, 8% convertible uncollateralized loan to Applied (The "1997 Intercompany Note"). The note was eliminated in consolidation for the December 31, 1997 presentation. Unless converted into Common Stock, interest on the convertible loan was payable quarterly and the unpaid principal amount was due together with accrued and unpaid interest on August 31, 2002. Commodore had the right to convert the loan into shares of Applied Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing, subject to adjustment based on a number of factors. In connection with the $4,000 loan, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.

In October 1997, Applied sold 700,000 shares of Common Stock for net proceeds of approximately $2,344. Commodore's $420 gain on this transaction was recorded as a direct increase in equity during 1997. The sales agreement related to these shares specified certain price reset provisions. At December 31, 1997, the aggregate price reset amount was $1,198 which was accrued by Applied as a liability. In 1998, Applied issued 599,063 additional shares of Applied Common Stock to unrelated parties in fulfillment of this liability. This issuance of Applied's Common Stock resulted in a net gain for Commodore of $343, which was recorded directly to equity during 1998.

In December 1997, Stockholders owning 8,400 shares of Applied's Series A Preferred Stock elected to convert their shares to Applied Common Stock. Commodore's $376 gain on these conversions was recorded as a direct increase in equity during 1997. In 1998, the remaining 9,600 shares were converted to Applied Common Stock. Commodore recognized a $376 gain on the 1998 conversions of preferred stock as a direct increase in equity. No cash dividends were paid on the Applied Series A Preferred Stock in 1997 or 1998.


--------------------------------------------------------------------------------
                                                                            F-36

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Commodore Applied Technologies, Inc. - Continued In February 1998, Commodore sold (i) 1,381,692 shares of its Applied Common Stock and (ii) three-year warrants to purchase an aggregate of 150,000 shares of Applied Common Stock at an exercise price equal to $6.00 per share, for an aggregate purchase price of $6,000. Pursuant to the terms of this transaction, Commodore was required to issue an additional 1,400,954 shares of Applied Common Stock to the investors for no additional consideration related to price reset provisions of the sale agreement, based upon the market price of Applied Common Stock. This sale of Applied Common Stock resulted in a net gain for Commodore of $4,577 during 1998 which is reflected in the statement of operations. The warrants were valued at $131 and were recorded as a liability until such time as the warrants are either exercised or expire.

In March 1998, Applied transferred its $1.5 million receivable from Lanxide Performance Materials, Inc., a wholly-owned subsidiary of Lanxide Corporation, with a carrying value of $831 with $500 in cash for debt reduction for amounts due under the 1997 Intercompany Note (see Note 16). Lanxide was related to Commodore by substantial common ownership. In connection with the exchange, Applied issued a warrant to Commodore to purchase 14,000 shares of Common Stock at an exercise price of $4.50, 100% of the market price on the date of closing. The warrant expires on August 2001. The warrant issued in connection with this transaction was subsequently valued at $0 with no net effect on the financial statements.


--------------------------------------------------------------------------------
                                                                            F-37

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Commodore Applied Technologies, Inc. - Continued On September 28, 1998, Applied repaid the Intercompany Notes Receivable which totaled $6,756 owed to Commodore by i) transferring Applied 87% interest in the common stock of Separation ii) issuing 20,909 shares of newly created Applied Series B Convertible Preferred Stock, iii) issuing 10,189 shares of newly created Applied Series C Convertible Preferred Stock, iv) issuing 20,391 of newly created Applied Series D Convertible Preferred Stock, v) transferring a $357 receivable from Separation, and vi) making a modification of the new warrants granted in connection with the 1998 Intercompany Note reducing the exercise price to $1.50. The value of the stock and receivable was determined by an outside unrelated party. The value of consideration received was less than the carrying amount of the Intercompany Notes. Accordingly, a $1,962 loss was recognized on satisfaction of the notes receivable and is included in general and administration expenses.

Commodore Separation Technologies, Inc. On December 2, 1996 Applied purchased three wholly-owned subsidiaries of Commodore, including, Separation, for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998. The acquisition was accounted for as a transaction between entities under common control (carryover basis).

In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Commodore's $2,721 gain on this transaction was recorded as a direct increase in Commodore's equity during 1997 because Separation is a development stage company.

The face value and liquidation value of the Separation Preferred Stock is $6,000. The cumulative dividend rate on the Separation Preferred Stock is 10%. For the years ended December 31, 1998 and 1997, Separation paid dividends to its Preferred shareholders of $300 and $438, respectively. Separation also accrued but has not paid an additional $300 in dividends during the period ended December 31, 1998. These accrued dividends are included in the minority interest liability of Commodore.

--------------------------------------------------------------------------------
                                                                            F-38

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Effective September 28, 1998, Commodore acquired Applied's 87% ownership of Separation, as part of the debt restructuring between Commodore and Applied as previously discussed. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 1998 and for the period since the acquisition. The results of operations of Separation were consolidated with Commodore through January 1998, through Commodore's ownership in Applied. The unaudited pro forma combined results of operations of Commodore for the year ended December 31, 1998, as if the acquisition of Separation had occurred on January 1, 1998 is as follows:


Revenues                                                $             1,673
Net loss before extraordinary item                      $            (6,105)
Net loss                                                $            (8,067)
Net loss per share                                      $             (0.13)



Advanced Sciences, Inc.

On October 1, 1996, Applied acquired all of the outstanding voting Common Stock of Advanced Sciences, Inc. ("ASI") and A.S. Environmental, Inc. ("ASE"). The acquisition was recorded using the purchase method of accounting.

In consideration for the ASI and ASE Stock, Applied issued 900,000 shares of Common Stock to ASI and ASE shareholders with a fair value of $2,250. The fair value of the underlying net liabilities of ASI totaled $5,423, resulting in $7,673 of goodwill associated with the acquisition. Commodore's $902 gain on this transaction was recorded as a direct increase in equity.

Commodore Polymer Technologies, Inc. On March 5, 1998 Commodore incorporated a new company, Commodore Polymer Technologies, Inc. (Polymer), as a wholly-owned subsidiary and transferred the CERASET technology acquired from Lanxide into Polymer (see Note 17).


--------------------------------------------------------------------------------
                                                                            F-39

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Acquisitions and Reorganizations Continued

Commodore Polymer Technologies, Inc. - Continued The Company has determined that although the CERASET technology has proven effective during testing, the commercial viability of the technology has not been demonstrated. Further, the Company is unable to determine the cost, in dollars or time, necessary to bring the CERASET technology to economic profitability. As a result of this uncertainty, at December 31, 1998 Polymer recorded an impairment on the technology asset of $4,154, bringing its net equity, and the investment of Commodore in Polymer to $100. Also in 1998 and through March 6, 2000 the Company began developing new Polymer technologies. The Company through Polymer has expensed approximately $240 related to the development of the new technologies. Effective March 6, 2000 Commodore sold all of its stock in Polymer, which contains the new technologies, to Blum Technology Trust, an entity with common majority ownership for $1,588,902, recognizing a gain on disposal of discontinued operations in 2000 (see Note 24).

Minority Interests in Consolidated Subsidiaries

Minority interest in the consolidated financial statements at December 31, 1998 consist of the Separation Preferred Stock and accrued, but unpaid, dividends to Separations' preferred stockholders. By December 31, 1998, all of Separation's Common Equity had been reduced to below zero, resulting in 100% of the equity and operations of Separation being attributed to Separation's preferred stockholders.

Minority interest in Applied at December 31, 1997 consist of the minority interest in Separation previously discussed, Applied Redeemable Preferred Stock, warrants outstanding to purchase shares of Applied Common Stock, and minority shareholders of Applied Common Stock. As of December 31, 1998, Commodore accounted for its investments in Applied using the equity method and accordingly, no minority interests are carried on the balance sheet of Commodore.



--------------------------------------------------------------------------------
                                                                            F-40

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



21.  Discontinued Operations

Condensed financial information for Polymer, which was discontinued, is as follows for the period from March 5, 1998 (date of inception) through December 31, 1998:


Revenues                                                $                22

Costs and expenses                                                     (795)
Impairment loss                                                      (4,154)
                                                        -------------------

Net loss before income tax expense                                   (4,927)
Income tax expense                                                        -
                                                        -------------------

Net loss from discontinued operations                   $            (4,927)
                                                        -------------------

Net assets of discontinued operations consists of the following at December 31, 1998:


Cash                                                    $                 1
Accounts receivable                                                      12
Property and equipment, net                                              27
Completed technology, net                                                60
                                                        -------------------

                                                        $               100
                                                        -------------------




--------------------------------------------------------------------------------
                                                                            F-41

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



22.  Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Commodore has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Applied Technologies, Inc., ("Applied") which primarily provides various engineering, legal, sampling and public relations service to Government agencies on a cost -plus basis; Commodore Separation Technologies, Inc., ("Separation"), which provides water and contaminant separation by use of patented process; and Commodore Polymer Technologies, Inc. ("Polymer"), which specializes in the manufacture of ceramic bonding and refractory materials. Common overhead costs are allocated between segments based on a record of time spent by executives. Commodore evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commodore's foreign and export sales and assets located outside of the Untied States are not significant. Summarized financial information concerning Commodore's reportable segments is shown in the following table. Effective February 1998, Commodore's investment in Applied fell below 50% and is now accounted for on the equity method. Accordingly, the 1998 results of operations reflected only one month for Applied. Effective September 28, 1998, Applied sold its investments in Separation to Commodore, and accordingly, the summarized information for Separation is only included from the date of sale for 1998. For 1997, Applied consolidated Separation since it owned 87% of the outstanding common stock and therefore for purposes of segment reporting, Separation's results for 1997 were deducted from Applied's amounts. For 1996, Commodore owned 100% of Separation's outstanding Common Stock.



--------------------------------------------------------------------------------
                                                                            F-42

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------





     1998                                                                                       Corporate
     ----                                                                                       Overhead
                                          Total       Applied      Separation     Polymer        & Other
                                      --------------------------------------------------------------------

Revenue                               $       1,632   $     1,251    $        -   $      -    $        381
                                      --------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                961           961             -          -               -
   Research and development                     303           173           130          -               -
   General and administrative                 7,443           777           164          -           6,502
   Depreciation and
     amortization                               528            96           121          -             311
                                      --------------------------------------------------------------------

     Total costs and expenses                 9,235         2,007           415          -           6,813
                                      --------------------------------------------------------------------

Loss from operations                         (7,603)         (756)         (415)         -          (6,432)

Interest income                                 523             -             -          -             523
Gain on sale of subsidiary stock              7,623             -             -          -           7,623
Interest expense                               (616)           (6)            -          -            (610)
Equity in losses of
  unconsolidated subsidiary                  (2,229)            -             -          -          (2,229)
Minority interest                               468             -             -          -             468
Income tax expense                                -             -             -          -               -
Loss from discontinued
  operations                                 (4,927)            -             -     (4,927)            -
                                      --------------------------------------------------------------------

Net loss                              $      (6,761)  $      (762)   $     (415)  $ (4,927)   $       (657)
                                      --------------------------------------------------------------------

Total assets                          $       8,029   $         -    $    2,665   $    100    $      5,264
                                      --------------------------------------------------------------------

Expenditures for long-lived
  assets                              $          70   $         -    $        5   $     30    $         35
                                      --------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------
                                                                                                      F-43



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------





     1997                                                                                     Corporate
     ----                                                                                     Overhead
                                          Total       Applied      Separation     Polymer      & Other
                                      --------------------------------------------------------------------

Revenue                               $      19,493   $    19,493    $        -   $      -    $          -
                                      --------------------------------------------------------------------

Costs and expenses:
   Cost of sales                             16,325        16,275            50          -               -
   Research and development                   3,074         1,684         1,390          -               -
   General and administrative                17,058         8,499         3,697          -           4,862
   Depreciation and
     amortization                             1,282         1,049           233          -               -
                                      --------------------------------------------------------------------

     Total costs and expenses                37,739        27,507         5,370          -           4,862
                                      --------------------------------------------------------------------

Income (loss) from operations               (18,246)       (8,014)       (5,370)                    (4,862)

Gain on sale of subsidiary stock              1,896             -             -          -           1,896
Interest income                               1,004           459           286          -             259
Interest expense                             (1,052)       (1,310)            -          -             258
Equity in losses of
  unconsolidated subsidiary                  (1,827)       (1,827)            -          -               -
Minority interest                             4,718           (82)            -          -           4,800
Income taxes                                      -             -             -          -               -
                                      --------------------------------------------------------------------

Net (loss) income                     $     (13,507)  $   (10,774)   $   (5,084)  $      -    $      2,351
                                      --------------------------------------------------------------------

Total assets                          $      35,016   $    23,300    $    6,396   $      -    $      5,320
                                      --------------------------------------------------------------------

Expenditures for long-lived
  assets                              $       1,409   $       774    $    1,226   $           $       (591)
                                      --------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                      F-44



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES


                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------





     1996                                                                                     Corporate
     ----                                                                                      Overhead
                                          Total       Applied      Separation     Polymer      & Other
                                      --------------------------------------------------------------------

Revenue                               $       5,253   $     5,123    $        8   $      -    $        122
                                      --------------------------------------------------------------------

Costs and expenses:
   Cost of sales                              4,291         4,136             -          -             155
   Research and development                   2,997         2,022           462          -             513
   General and administrative                 6,142         3,412           455          -           2,275
   Depreciation and
     amortization                               561           561             -          -               -
                                      --------------------------------------------------------------------

     Total costs and expenses                13,991        10,131           917          -           2,943
                                      --------------------------------------------------------------------

(Loss) from operations                       (8,738)       (5,008)         (909)                    (2,821)

Interest income                                 621           477             -          -             144
Interest expense                               (808)         (617)           (6)         -            (185)
Equity in losses of
  unconsolidated subsidiary                    (495)         (495)            -          -               -
Minority interest                             1,109             -             -          -           1,109
Income tax expense                                -             -             -          -               -
                                      --------------------------------------------------------------------

Net loss                              $      (8,311)  $    (5,643)   $     (915)  $      -    $     (1,753)
                                      --------------------------------------------------------------------

Total assets                          $      41,113   $    33,456    $      531   $      -    $      7,126
                                      --------------------------------------------------------------------

Expenditures for long-lived
  assets                              $         881   $       335    $      208   $           $        338
                                      --------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                      F-45


                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



23.  Commitments and Contingencies

Operating Leases

Commodore and its subsidiaries are committed under non-cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:


      Year                                                     Amount
      ----                                                     ------

     1999                                                 $             205
     2000                                                               210
     2001                                                               213
     2002                                                                86
     2003                                                                21
                                                          -----------------

                                                          $             735
                                                          -----------------

Rent expenses were approximately $137, $847, and $318 in 1998, 1997 and 1996, respectively.

Employment Agreement

Separation had one employment agreement at December 31, 1998. Aggregate minimum payments under the employment agreement for 1999 totaled $106. The employment agreement expires by the end of 1999.

Commodore and its subsidiaries accrued $678 of executive bonuses in 1997 that were paid in 1998. No bonuses were accrued for in 1998.

Self-Insurance

Harvest American. In July 1987, Commodore established Harvest American Insurance Company, a wholly-owned licensed "captive" insurance company subsidiary. Harvest issued insurance polices exclusively to Commodore's former asbestos abatement subsidiaries. The policies were in effect from July 1987 through January 1989. The maximum exposure under policies is $5,000 in the aggregate.

In December, 1994, the governing insurance regulators and Commodore entered into a settlement agreement which required Commodore to deposit $750 into an interest bearing account as a capital contribution to Harvest. As of September 30, 1997, Harvest had capital of $1,141 in an interest bearing account and a $4,238 intercompany demand note from Commodore.

--------------------------------------------------------------------------------
                                                                            F-46

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


23.  Commitments and Contingencies Continued

Self-Insurance - Continued

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

Royalties

Commodore and its related entities have entered into agreements where upon the generation of certain revenue royalties will be accrued and paid under various technology agreements.

Litigation

Commodore has matters of litigation arising in the ordinary course of its business which, in the opinion of the management, will not have a material adverse effect on the financial condition or results of operation.


24.  Subsequent Events

On November 24, 1999, the Company elected to convert all of the issued and outstanding shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock into an aggregate of 7,258,533 shares of Applied common stock, and such shares of Applied common stock were issued to the company as of that date.

On March 6, 2000 the Company sold all of its stock in its wholly owned subsidiary, Polymer, to an entity with common majority ownership for $1,588,902, recognizing a gain on disposal of discontinued operations.

--------------------------------------------------------------------------------
                                                                            F-47

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
April 8, 1999





COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------------------------

                                                                               1998       1997
                                     ASSETS
Current assets:
    Cash and cash equivalents (Note 2)                                         $  1,798   $ 13,151
    Accounts receivable, net (Notes 2 and 6)                                      3,142      3,064
    Notes and advances to related parties (Note 15)                                 130        866
    Inventory                                                                      --          360
    Restricted cash and certificates of deposit (Note 2)                           --          260
    Prepaid assets and other current receivables                                    271        403
                                                                               --------   --------
         Total current assets                                                     5,341     18,104
Other receivables                                                                  --           18
Investments and advances (Note 7)                                                  --          554
Property and equipment, net (Notes 2 and 8)                                       2,202      2,498
Other assets (Notes 2 and 5)
    Patents and completed technology, net of accumulated amortization of
      $296 and $238, respectively                                                   977      1,150
    Goodwill, net of accumulated amortization of $575 and $320, respectively      7,097      7,353
    Other                                                                          --           19
                                                                               --------   --------
                                                                                  8,074      8,522
                                                                               --------   --------
         Total Assets                                                          $ 15,617   $ 29,696
                                                                               ========   ========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $    975   $  1,930
    Due to related parties                                                         --           55
    Current portion of long term debt                                                 5         27
    Line of credit (Note 10)                                                        361      1,199
    Other accrued liabilities (Note 9)                                            2,183      3,723
                                                                               --------   --------
         Total current liabilities                                                3,524      6,934
Long term debt                                                                     --           19
Notes payable to related parties (Notes 5 and 15)                                   185      3,568
                                                                               --------   --------
         Total Liabilities                                                        3,709     10,521
Minority interest in subsidiary (Note 5)                                           --        6,645
Commitments and contingencies (Note 16)
Redeemable Preferred Stock (Note 5)
    Series A Preferred Stock, par value $0.001 per share, 7% cumulative dividends, 80,000 shares authorized, 0 shares and 9,600 shares issued and
    outstanding at December 31, 1998 and 1997, respectively                        --          876
Stockholders' Equity:
    Convertible Preferred Stock, Series B, C and D, par value $.001 per share, 6% non-cumulative dividends, 65,000 shares authorized, 51,489
      shares issued and outstanding, at December 31, 1998 (Notes 5 and 13)         --         --
    Common Stock, par value $0.001 per share, 75,000,000
      shares authorized, 23,702,263 and 22,766,334 issued and outstanding,
      at December 31, 1998 and 1997, respectively                                    24         23
    Additional paid-in capital                                                   43,382     37,594
    Accumulated deficit                                                         (35,445)   (29,910)
    Accumulated other comprehensive income                                        3,947      3,947
                                                                               --------   --------
         Total Stockholders' Equity                                              11,908     11,654
                                                                               --------   --------
         Total Liabilities and Stockholders' Equity                            $ 15,617   $ 29,696
                                                                               ========   ========

      The accompanying notes are an integral part of the consolidated financial statements



COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
----------------------------------------------------------------------------------------------

                                                             1998       1997       1996
                                                           --------   --------   ---------
Contract revenues (Note 2)                                 $ 17,470   $ 19,493   $  5,123
Costs and expenses:
    Cost of sales                                            15,421     16,325      4,136
    Research and development (Note 2)                         2,722      3,074      2,022
    General and administrative                                8,118     12,196      3,412
    Depreciation and amortization (Note 2)                    1,150      1,282        561
    Minority interest                                           300        (82)      --
                                                           --------   --------   --------
    Total costs and expenses                                 27,711     32,795     10,131
                                                           --------   --------   --------
Loss from operations                                        (10,241)   (13,302)    (5,008)

Gain on sale of affiliate (Note 5)                            4,664       --         --
Interest income                                                 337        745        477
Interest expense                                             (1,066)    (1,310)      (617)
Equity in losses of unconsolidated subsidiary                (2,383)    (1,827)      (495)
                                                           --------   --------   --------
Loss before income taxes and extraordinary item              (8,689)   (15,694)    (5,643)
Income tax benefit (Note 12)                                 (1,262)      --         --
                                                           --------   --------   --------
Net loss before extraordinary item                           (7,427)   (15,694)    (5,643)
Extraordinary item - gain on troubled debt restructuring,
    net of taxes of $1,262 (Note 5)                           1,892       --         --
                                                           --------   --------   --------
Net loss                                                     (5,535)   (15,694)    (5,643)
Other comprehensive income
    Gain on subsidiary's sale of common stock                  --        3,927       --
    Issuance of stock options                                  --         --           20
                                                           --------   --------   --------
Other comprehensive income                                     --        3,927         20
Income tax expense related to items of
    other comprehensive income                                 --         --         --
                                                           --------   --------   --------
Other comprehensive income, net of tax                         --        3,927         20
                                                           --------   --------   --------
Comprehensive loss                                         $ (5,535)  $(11,767)  $ (5,623)
                                                           ========   ========   ========
Net loss per share before extraordinary item - basic and
    diluted                                                $   (.32)  $   (.73)  $   (.31)
Extraordinary item per share - basic and diluted                .08       --         --
                                                           --------   --------   --------
Net loss per share - basic and diluted (Note 3)            $   (.24)  $   (.73)  $   (.31)
                                                           ========   ========   ========
Number of weighted average shares outstanding                23,194     21,844     18,100
                                                           ========   ========   ========

     The accompanying notes are an integral part of the consolidated financial statements




COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                                     PREFERRED STOCK      COMMON STOCK     ADDITIONAL    OTHER
                                                     ---------------    -----------------    PAID IN  COMPREHENSIVE    ACCUMULATED
                                                    SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL     INCOME          DEFICIT
                                                    ------    ------    ------     ------    -------  -------------    -----------
BALANCE, JANUARY 1, 1996                             19,372   $  19      147,012   $   2   $     10                    $  (8,573)
Conversion of note payable to principal
    shareholder to equity                                             14,852,988      14      2,986                          --
Redemption of predecessor's preferred stock         (19,372)    (19)        --        --        --                           --
Sale of Common Stock                                                   5,750,000       5     30,546                          --
Acquisition of remaining interests in Commodore
    Laboratories, Inc.                                                        --      --        706          --
Issuance of stock options                                                     --      --        --     $     20              --
Acquisition of Advanced Sciences, Inc.                                   900,000       1      2,249                          --
Acquisition of Commodore Separation
    Technologies Inc., Commodore CFC
    Technologies Inc., and CFC
    Technologies Inc., (Note 5)                                               --      --     (4,647)                         --
Issuance of warrants (Note 5)                                                 --      --      2,400                          --
Net loss                                                                      --      --        --                        (5,643)
                                                     ------   -----  -----------   -----    -------    --------         --------
BALANCE, DECEMBER 31, 1996                             --      --     21,650,000      22     34,250          20          (14,216)
Gain on subsidiary's sale of Common Stock                                     --      --        --        3,927              --
Warrants issued in connection with Redeemable
    Preferred Stock                                                           --      --         25                          --
Warrants issued in connection with convertible loan
    from parent                                                               --      --        660                          --
Beneficial conversion feature on convertible
    loan from parent                                                          --      --        750                          --
Beneficial conversion feature on Series A
    Preferred Stock                                                           --      --        216                          --
Sale of Common Stock, net of $1,198 liability
    for price reset                                                      700,000       1      1,143                          --
Preferred Stock dividends                                                     --      --       (240)                         --
Conversion of Series A Preferred Stock
    into Common Stock                                                    416,334      --        790                          --
Net loss                                                                      --      --         --                       (15,694)
                                                     ------   -----  -----------   -----   --------  -----------      -----------
BALANCE, DECEMBER 31, 1997                               --      --   22,766,334      23     37,594       3,947          (29,910)
Conversion of Series A Preferred Stock
    into Common Stock                                                    336,866      --        890
Issuance of Common Stock to satisfy
    price reset liability                                                599,063       1     1,197
Preferred stock dividends                                                     --      --       (14)
Warrant issued in connection with early paydown
    on intercompany note                                                      --      --       340
Warrant issued in connection with loan from parent                            --      --       527
Change in exercise price of warrant issued
    in connection with convertible loan from parent                           --      --       842
Change in exercise price of warrant issued
    in connection with debt restructuring                                     --      --         5
Issuance of Series B Convertible
    Preferred Stock (Note 5)                         20,909      --           --      --       813
Issuance of Series C Convertible
    Preferred Stock (Note 5)                         10,189      --           --      --       396
Issuance of Series D Convertible
    Preferred Stock (Note 5)                         20,391      --           --      --       792
Net loss                                               --        --           --      --        --                        (5,535)
                                                     ------   -----   ----------   -----   -------  -----------      -----------
Balance, December 31, 1998                           51,489   $  --   23,702,263   $  24   $43,382  $     3,947      $   (35,445)
                                                     ======   =====   ==========   =====   =======  ===========      ===========

     The accompanying notes are an integral part of the consolidated financial statements




COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                                1998          1997            1996
Cash flows from operating activities:
    Net loss                                                                                 $ (5,535)      $(15,694)      $ (5,643)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                                           1,150          1,282            561
        Loss on disposition of property and equipment                                             601           --             --
        Equity in losses of unconsolidated subsidiary                                           2,340          1,827            495
        Write down of investment in unconsolidated subsidiary                                      43           --             --
        Provision for related party bad debt                                                     --              814           --
        Minority interest in subsidiary losses                                                    300            (82)          --
        Amortization of debt discount                                                             695            792           --
        Non-cash gain on sale of affiliate                                                     (4,664)          --             --
        Non-cash gain on early extinguishment of debt                                          (3,154)          --             --
        Other                                                                                      26            135           --
    Changes in assets and liabilities, net of sale of subsidiary (1998) and acquisitions (1996)
        Accounts receivable                                                                       (79)         4,085         (2,351)
        Inventory                                                                                (271)          (360)          --
        Prepaid assets                                                                            132            178           (190)
        Other accounts receivable                                                                  18             45            (63)
        Accounts payable and accrued liabilities                                                 (776)        (1,347)           153
        Other                                                                                      19            105           (121)
                                                                                             --------       --------       --------
            Net cash used in operating activities                                              (9,155)        (8,220)        (7,159)
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Equipment purchased or constructed                                                         (2,554)        (1,409)          (335)
    Patents acquired                                                                             (150)          (401)           (58)
    Purchase of Commodore Separation Technologies
      Inc., Commodore CFC Technologies, Inc. and
      CFC Technologies, Inc., net of cash acquired                                               --             --           (2,870)
    Advances to related parties                                                                   (96)          --           (1,527)
    Decrease (increase) in restricted cash                                                         50            410           (519)
    Cash held by subsidiary at the time of sale                                                  (715)          --             --
    Repayment of loans to affiliate, net of advances                                              752           (723)          (153)
    Contributions to affiliate                                                                 (2,377)        (1,000)        (1,000)
                                                                                             --------       --------       --------
            Net cash used in investing activities                                              (5,090)        (3,123)        (6,462)
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Common Stock                                                           --            2,341         30,551
    Proceeds from sale of Preferred Stock                                                        --            1,668           --
    Preferred stock dividends paid by subsidiary                                                 (300)          (438)          --
    Proceeds from subsidiary's sale of Common and Preferred Stock                                --           11,088           --
    Payments to principal shareholder                                                          (1,328)          --           (5,925)
    Borrowings from principal shareholder                                                       5,450          4,000           --
    (Repayments)/borrowings under the line of credit                                             (838)        (5,843)         1,361
    Payments on long term debt and capital leases                                                 (35)           (72)          (255)
    Repayment of related party accounts receivable and payable                                    (57)          (326)           (39)
                                                                                             --------       --------       --------
            Net cash provided by financing activities                                           2,892         12,418         25,693
                                                                                             --------       --------       --------

(Decrease) increase in cash and cash equivalents                                              (11,353)         1,075         12,072
Cash and cash equivalents, beginning of period                                                 13,151         12,076              4
                                                                                             --------       --------       --------

Cash and cash equivalents, end of period                                                     $  1,798       $ 13,151       $ 12,076
                                                                                             ========       ========       ========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
        Interest                                                                             $    289       $    446       $  1,442
                                                                                             --------       --------       --------

        Taxes                                                                                $   --         $   --         $   --
                                                                                             --------       --------       --------

          See Note 11 for non-cash investing and financing activities
     The accompanying notes are an integral part of the consolidated financial statements

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------
1. BACKGROUND

      Commodore Applied Technologies, Inc. and subsidiaries ("Applied"), is engaged in the destruction and neutralization of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chlorofluorocarbons
      (CFCs).

      Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advance Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.

      Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore Environmental Services, Inc. ("Commodore") (See Note 5).

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      LIQUIDITY

      The accompanying financial statements have been prepared under the assumption that Applied will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1998, 1997 and 1996, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $13,353, $15,694 and $5,643, respectively. Applied has also experienced net cash outflows from operating activities of $9,155, $8,220 and $7,159 for the years ended December 31, 1998, 1997 and 1996, respectively. Presently, Applied does not have sufficient cash resources to meet its requirements in 1999. The financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that Applied will be able to obtain any of these potential sources of cash.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting as Applied does not have a

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------


      controlling interest in the venture. Effective September 28, 1998, Applied sold its investment in Separation to Commodore (see Note 5).

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

      REVENUE RECOGNITION

      Substantially all of Applied's revenues are generated by its subsidiary, CASI. Revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

      Anticipated losses on contracts are provided for by a charge to income during the period such losses are first identified. Changes in job performance, job conditions, estimated profitability (including losses arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

      Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through September 30, 1995. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

      Applied had revenues from one significant contract representing 62% and 65% of total contract revenues for the years ended December 31, 1998 and 1997, respectively. This contract is scheduled to end on September 30, 2000.

      CASH AND CASH EQUIVALENTS

      Applied considers cash and highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Applied's investments in cash equivalents are diversified among securities with high credit ratings in accordance with Applied's investment policy.

      RESTRICTED CASH AND CERTIFICATES OF DEPOSIT

      Restricted cash at December 31, 1997 consisted of $260 held in interest bearing deposit accounts as collateral for the line of credit, collateral for a performance bond and as deposits on certain leased property.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      CONCENTRATION OF CREDIT RISK

      Applied maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Applied has not experienced any losses in such accounts. With respect to trade receivables, Applied generally does not require collateral as the majority of Applied's services are performed for the U.S. Government and prime contractors that serve the U.S. Government. Applied believes it is not exposed to any significant credit risk on cash, cash equivalents and trade receivables.

      RISK AND UNCERTAINTY

      Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Currently, Applied has a valid nationwide permit related to the treatment of PCBs in certain substances. Applied expects to obtain a permit for treatment of additional substances in June 1999. The current permit expires in March 2001. If this permit is not renewed, Applied will not be permitted to service any contracts which utilize Applied's separation and destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew the Applied's permit or grant them the requested revision.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Applied reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the Statement of Operations. Provisions for depreciation are computed on the straight-line method based on the estimated useful lives of the assets which range from 2-10 years.

      OTHER ASSETS

      Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of CASI (see Note 5). Goodwill is being amortized on a straight line basis over its estimated 30 year life. Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs") (see Note
      5). Completed technology and patents are being amortized on a straight line basis over their estimated 7 and 17 year lives, respectively. Applied annually evaluates the existence of impairment on the basis of whether the goodwill, patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.

      INCOME TAXES

      Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

      RESEARCH AND DEVELOPMENT

      Research and development expenditures are charged to operations as incurred.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate the recorded book value as of December 31, 1998 and 1997.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

      STOCK-BASED COMPENSATION

      Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (in the intrinsic value method under Accounting Principles Board Opinion 25). SFAS 123, "Accounting for Stock-Based Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Applied has adopted the disclosure only provisions of SFAS 123.

      COMPREHENSIVE INCOME

      Effective January 1, 1998 Applied adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The 1997 and 1996 financial statements have been restated to reflect the application of SFAS 130.

      SEGMENT INFORMATION

      In 1998, Applied adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Applied's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Applied (see Note 4).

      NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 is not expected to have a material effect on the financial position or results of operations of Applied.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

3. EARNINGS PER SHARE

      All earnings per share amounts reflect the implementation of SFAS 128 "Earnings per Share". Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. Loss per share has been computed based on the number of shares outstanding as though capitalization, through the contribution of a $3,000 note payable to the principal stockholder had been exchanged for 15,000,000 shares of Applied's on January 1, 1995.


                                                                                           Year Ended December 31,
                                                                                   ----------------------------------------

                                                                                 1998                 1997               1996
                                                                                  (Dollars in thousands, except per share data)
                                                                             -------------------------------------------------------

Net loss before extraordinary item                                           $     (7,427)        $    (15,694)        $     (5,643)
Preferred stock dividends                                                             (14)                (240)                --
Dividends on Series A Preferred Stock (not declared)                                 --                    (26)                --
                                                                             ------------         ------------         ------------

Net loss applicable to common shareholders before
   extraordinary item                                                              (7,441)             (15,960)              (5,643)
Extraordinary item - gain on troubled debt restructuring                            1,892                 --                   --
                                                                             ------------         ------------         ------------

Net loss available to common shareholders                                    $     (5,549)        $    (15,960)        $     (5,643)
                                                                             ============         ============         ============

Weighted average common shares outstanding (basic)                             23,194,000           21,844,000           18,100,000

Series A Convertible Preferred Stock (Note 13)                                       --                    (*)                 --
Series B Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Series C Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Series D Convertible Preferred Stock (Note 13)                                        (*)                 --                   --
Employee Stock Options (Note 14)                                                      (*)                  (*)                  (*)
Warrants issued in connection with various transactions
   (Note 14)                                                                          (*)                  (*)                  (*)
                                                                             ------------         ------------         ------------

Weighted average common shares outstanding (diluted)                           23,194,000           21,844,000           18,100,000
                                                                             ------------         ------------         ------------

Net loss per share before extraordinary item - basic and
   diluted                                                                   $       (.32)        $      (0.73)        $      (0.31)
Extraordinary item per share - basic and diluted                                      .08                 --                   --
                                                                             ------------         ------------         ------------

Net loss per share - basic and diluted                                       $       (.24)        $      (0.73)        $      (0.31)
                                                                             ============         ============         ============


(*) Due to Applied's loss from continuing operations in 1998, 1997 and 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

4. SEGMENT INFORMATION

      Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Segment information was not kept, nor is it available for 1996. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998, Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is only included through the date of sale.


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

1998
----                                                                                   Separation
                                                                                        (Through                          Corporate
                                                                                       September 28,                       Overhead
                                                          Total            CASI            1998)          Solution         & Other

Revenue                                                $ 17,470         $ 17,346         $     18         $   --           $    106

Costs and expenses:
   Cost of sales                                         15,421           14,986             --                375               60
   Research and development                               2,722             --              1,169            1,320              233
   General and administrative                             8,118            1,835            1,896              440            3,947
   Depreciation and amortization                          1,150              103              287              422              338
   Minority interest                                        300             --                300             --               --
                                                       --------         --------         --------         --------         --------

       Total costs and expenses                          27,711           16,924            3,652            2,557            4,578
                                                       --------         --------         --------         --------         --------

Income (loss) from operations                           (10,241)             422           (3,634)          (2,557)          (4,472)

   Gain on sale of affiliate                              4,664                                                               4,664
   Interest income                                          337                1               94                               242
   Interest expense                                      (1,066)            (125)                                              (941)
   Equity in losses of
     unconsolidated subsidiary                           (2,383)            --               --               --             (2,383)
   Income tax benefit                                    (1,262)            --               --               --              1,262
                                                       --------         --------         --------         --------         --------

Income (loss) before
   extraordinary item                                    (7,427)             298           (3,540)          (2,557)          (1,628)

Extraordinary item - gain on
   troubled debt restructuring                            1,892             --               --               --              1,892
                                                       --------         --------         --------         --------         --------

Net (loss) income                                      $ (5,535)        $    298         $ (3,540)        $ (2,557)        $    264
                                                       ========         ========         ========         ========         ========

Total assets                                           $ 15,617         $  3,506         $   --           $  1,932         $ 10,179
                                                       ========         ========         ========         ========         ========

Expenditures for long-lived assets                     $  2,704         $    135         $    762         $  1,669         $    138
                                                       ========         ========         ========         ========         ========


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

1997
----                                                                                                                       Corporate
                                                                                                                            Overhead
                                                             Total            CASI        Separation       Solution          & Other

Revenue                                                    $ 19,493        $ 19,468        $   --          $   --          $     25

Costs and expenses:
   Cost of sales                                             16,325          15,763            --               358             154
   Research and development                                   3,074            --             1,440           1,189             495
   General and administrative                                12,196           3,019           3,697           1,766           3,714
   Depreciation and amortization                              1,282             103             233             567             379
   Minority interest                                            (82)           --              --              --               (82)
                                                           --------        --------        --------        --------        --------

       Total costs and expenses                              32,795          18,885           5,370           3,880           4,660
                                                           --------        --------        --------        --------        --------

Income (Loss) from operations                               (13,302)            583          (5,370)         (3,880)         (4,635)

   Interest income                                              745            --               294              32             419
   Interest expense                                          (1,310)           (437)             (8)           --              (865)
   Equity in losses of
     unconsolidated subsidiary                               (1,827)           --              --              --            (1,827)
   Income taxes                                                --              --              --              --              --
                                                           --------        --------        --------        --------        --------

Net income (loss)                                          $(15,694)       $    146        $ (5,084)       $ (3,848)       $ (6,908)
                                                           ========        ========        ========        ========        ========

Total assets                                               $ 29,696        $  3,916        $  6,396        $    984        $ 18,400
                                                           ========        ========        ========        ========        ========

Expenditures for long-lived assets                         $  1,810        $     (0)       $  1,226        $    427        $    157
                                                           ========        ========        ========        ========        ========


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------
   5.   SIGNIFICANT TRANSACTIONS

      1998
      ----

      INTERCOMPANY NOTE

      In February, 1998, Commodore provided a $5,450 uncollaterized loan to Applied, evidenced by Applied's 8% non-convertible note (the "1998 Intercompany Note"). Pursuant to the terms of the 1998 Intercompany Note, interest on the unpaid principal balance was payable at the rate of 8% per annum semiannually in cash. The unpaid principal amount of the 1998 Intercompany Note was due and payable, together with accrued and unpaid interest, on December 31, 1999, or earlier under certain circumstances.

      In connection with the loan, Applied amended a five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2, 1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied at an exercise price of $10.00 per share. The new warrant and the modification of the existing warrant issued in connection with this transaction were valued at $1,369 in the aggregate and recorded as additional paid-in capital. Through the date of the extinguishment of this note, the discount associated with this allocation was being recognized using the effective interest rate method over the term of the loan. Amortization of the discount for 1998 was $542.

      As of September 28, 1998, the balance and carrying values of the 1997 (described in succeeding paragraphs) and 1998 Intercompany Notes were as follows:


                                    1997 NOTE    1998 NOTE      TOTAL

      Principal balance               $2,000       $4,622       $6,622
      Accrued interest                    40           94          134
                                      ------       ------       ------
      Total face value                 2,040        4,716        6,756

      Unamortized discount              (269)        (827)      (1,096)
                                      ------       ------       ------
      Carrying value                  $1,771       $3,889       $5,660
                                      ======       ======       ======


      On September 28, 1998, Applied repaid all amounts owed to Commodore by exchanging i) its 87% interest in the Common Stock of Separation, ii) 20,909 shares of newly created Series B Convertible Preferred Stock, iii) 10,189 shares of newly created Series C Convertible Preferred Stock, iv) 20,391 shares of newly created Series D Convertible Preferred Stock, v) a $357 receivable from Separation and vi) a modification of the new warrants granted in connection with the 1998 Intercompany Notes reducing the exercise price to $1.50. The value of the consideration given was less than the carrying amount of the Intercompany Notes. Accordingly, a $3,154 gain on troubled debt restructuring was recognized as follows:

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Carrying value of Intercompany Notes                              $5,660

      Value of 87% interest in and receivable from Separation    500
      Value of Series B Convertible Preferred Stock              813
      Value of Series C Convertible Preferred Stock              396
      Value of Series D Convertible Preferred Stock              792
      Value of modification of warrant                             5

      Value of consideration given                                       2,506
                                                                       --------

      Gain on troubled debt restructuring                               $3,154
                                                                       --------

      The value of the 87% interest in and receivables from Separation, Preferred Stock and modification of the warrant were determined by independent appraisal.

      The gain on troubled debt restructuring, net of applicable taxes, has been recorded as an extraordinary item on the accompanying statement of operations.

      As of the date of the transaction, the carrying value of Applied's 87% interest in the Common Stock of Separation and Applied's $357 receivable from Separation was $(4,164). Accordingly, a $4,664 gain (representing the difference between the book value and the fair value of Applied's investment in Separation) on the sale of affiliate was also recorded in connection with the transaction.

      1997 AND 1996
      -------------

      REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK)

      In August 1997, Applied sold 18,000 shares of its Series A Preferred Stock for an aggregate purchase price of $1,800. The Series A Preferred Stock had a liquidation preference of $100 per share plus accumulated and unpaid dividends (the "Liquidation Preference") and paid a 7% annual cumulative dividend. The Series A Preferred Stock was convertible by investors into that number of shares of Common Stock equal to the Liquidation Preference divided by the Conversion Price. The Conversion Price was defined as the amount equal to the lesser of (i) $4.64, representing 100% of the average of the closing sale prices of the Common Stock for the five consecutive trading days preceding the issuance date of the Series A Preferred Stock, or (ii) 88% of the average of the closing sale prices of the Common Stock for the five consecutive trading days immediately prior to the date of conversion (beneficial conversion feature). The Conversion Price was subject to certain floors based upon the trading price of Applied Common Stock.

      The Series A Preferred Stock was subject to mandatory redemption at the Liquidation Preference upon certain events, including (i) the average share price for any sixty consecutive days was less than $2.00, (ii) Applied's Common Stock was not listed on any exchange or over-the-counter market for fifteen consecutive trading days, or (iii) Applied was required to obtain stockholder approval under exchange regulations in order to issue shares of Common Stock and failed to obtain such approval within ninety calendar days.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      After cash transaction costs of $132, Applied received net proceeds of $1,668 from the sale of the Series A Preferred Stock. Of this total, $25 was allocated to paid-in capital related to warrants issued to the placement agent in connection with the transaction and $216 was allocated to paid-in capital related to the beneficial conversion feature. The remaining $1,427 was recorded as mandatorily redeemable preferred stock. The $216 beneficial conversion feature was charged to income available to common shareholders over the earliest possible conversion period of five months.

      In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. At the time of conversion, Applied recorded $24 of preferred dividends related to the accumulated and unpaid dividends on shares converted. The conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Preferred Stock at the time of conversion.

      The $876 December 31, 1997 carrying value was not accreted to the $986 liquidation value because of the uncertainty associated with the redemption features.

      In 1998, the remaining 9,600 shares of Series A Preferred Stock were converted into 337,000 shares of Common Stock based upon conversion prices ranging from $2.48 to $3.69 per share. At the time of conversion, Applied recorded $14 of preferred dividends related to the accumulated and unpaid dividends on shares converted.

      INTERCOMPANY CONVERTIBLE NOTE

      In September 1997, Commodore provided a $4,000, 8% convertible uncollateralized loan to Applied (the "1997 Intercompany Note"). Interest on the 1997 Intercompany Note was payable quarterly and the unpaid principal amount was payable on August 31, 2002. As previously discussed, this Note was extinguished in September 1998. Commodore had the right to convert the loan into shares of Common Stock at a conversion price of $3.89 per share, a 16% discount from the market price at the date of closing (beneficial conversion feature), subject to adjustment based on a number of factors. In connection with the 1997 Intercompany Note, Applied issued Commodore a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $5.03 per share, 109% of the market price on the date of closing.

      Applied recorded the $750 value of the beneficial conversion feature as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense. The warrants issued in connection with this transaction were valued at $660 in the aggregate and recorded as additional paid-in capital. Through the date of extinguishment, the original issue discount associated with this allocation was recognized using the effective interest rate method over the term of the loan. Amortization of this discount for 1998 and 1997 totaled $19 and $42, respectively.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      PRIVATE PLACEMENT OF COMMON STOCK

      In October 1997, Applied sold 700,000 shares of Common Stock (of which 600,000 shares were sold at $3.68 per share and 100,000 shares were sold at $3.93 per share) for an aggregate purchase price of approximately $2,600. Transaction costs on this sale totaled $256. Additionally, affiliates of the placement agent received warrants to purchase an aggregate of 60,000 shares of Common Stock at $3.675 per share.

      The sales agreement related to these shares specified certain twelve-month price reset provisions in the event that new Common shares were sold or issued in connection with the exercise of warrants at a per share price less than the original sales price. At the end of the twelve-month period, the price reset features expired. At the option of the Company, the liability under the price reset feature could be satisfied by issuing new Common Stock (at a price equal to the reset price) up to an aggregate of 5% of the total Common Stock of the Company (including the original shares and the shares issued in connection with the price reset); any excess price reset liabilities were required to be paid in cash.

      At December 31, 1997, the aggregate price reset liability was $1,198. This amount was recorded as an adjustment to the original purchase price and accrued as a liability. In 1998, Applied issued 599,063 additional shares of Common Stock in fulfillment of this liability.

      COMMODORE SEPARATION TECHNOLOGIES, INC.

      On December 2, 1996 Applied purchased Separation, Commodore CFC Technologies, Inc. ("CCFC") and CFC Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase 7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see 1998 Intercompany Note). The acquisition was accounted for as a transaction between entities under common control. Applied recorded its investment in Separation, CFC and CCFC as $753, equal to Commodore's historical basis in these subsidiaries. The difference between this amount and the $5,400 paid to Commodore was recorded as a direct reduction in the paid-in capital of Applied.

      In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Applied's $3,927 gain on this transaction was recorded as a direct increase in Applied's paid-in capital because Separation is a development stage company.

      Minority interests in Separation at December 31, 1997 consisted of the Separation Preferred Stock and warrants to purchase Separation Common Stock, both of which were sold in Separation's initial public offering. By December 31, 1997, all other minority interests in Separation's Common Equity had been reduced to zero, resulting in 100% of the losses of Separation being absorbed by Applied. For the period January 1, 1998 to September 28, 1998 and the year ended December 31, 1997, Separation paid dividends to its Preferred shareholders of $300 and $438, respectively.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      ACQUISITIONS AND REORGANIZATIONS

      On March 29, 1996, Commodore, Applied's sole shareholder at that date, in exchange for the issuance of 15,000,000 shares of Applied Common Stock, capitalized Applied, as follows: (1) contributed 90.05 percent of the outstanding common stock of Commodore Laboratories, Inc. ("Labs") and 100 percent of the outstanding capital stocks of Commodore Technologies ("Technologies"), Commodore Government Environmental ("Government"), Commodore Remediation Technologies ("Remediation"), and Sandpiper Properties ("Sandpiper"), (2) assigned all rights, titles, and interests in its contracts, assets, and properties related to AGENT 313 to Applied, and (3) contributed $3,000 of a promissory note to Applied for the purpose of funding the development of AGENT 313. This exchange (along with the July 1996 transaction described in the second succeeding paragraph) were recorded by Applied at Commodore's historical book value.

      In June of 1996, Applied made a public offering of 5,750,000 shares of its $.001 par value common stock for $6.00 per share. Along with each share was one detachable warrant valued at $.10, which entitles its owner to purchase one share of Applied stock at the price of $8.40 per share for the period from June 28, 1997 until June 28, 2001. These warrants are redeemable by Applied for $.01 per share if the average trading price of Applied stock for any 20 day period is greater than or equal to $18.00 per share. Net proceeds from the offering were $30,551.

      In July 1996, Commodore acquired the remaining 9.95% of Labs and contributed its investment to Applied. The excess of Commodore's purchase price of $3,000 over the $2,294 fair value of the net assets acquired has been recorded as completed technology and is being amortized over 7 years.

      On October 1, 1996, Applied acquired all of the outstanding voting common stock of Commodore Advanced Sciences, Inc. ("CASI") formerly Advanced Sciences, Inc. and A.S. Environmental, Inc. ("ASE"). This transaction also included the purchase of ASI's foreign subsidiaries, Advanced Sciences Integrada, S.A., ("ASI Argentina") and Advanced Sciences Integrated Mexico, S.A., ("ASI Mexico"). The acquisition was recorded using the purchase method of accounting. Accordingly, the results of operations of CASI have been included in those of Applied for the period subsequent to the date of acquisition.

      In consideration for the CASI and ASE stock, Applied issued 900,000 shares of common stock to CASI and ASE shareholders, with a fair value of $2,250. The fair value of the underlying net liabilities of CASI totaled $5,423, resulting in $7,673 of goodwill associated with the acquisition.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

6. RECEIVABLES

      The components of Applied's trade receivable are as follows as of December 31, 1998 and 1997:


                                                                          1998       1997
Contract receivables:
    Amounts billed                                                      $ 3,132    $ 3,285
    Retainages                                                              142        168
    Unrecovered costs and estimated profits
      subject to future negotiation - not billed                            (14)       (52)
                                                                        -------    -------

                                                                          3,260      3,401
    Less: Allowance for doubtful accounts and potential disallowances       118        416
                                                                        -------    -------

    Contract receivable - net                                             3,142      2,985
    Other receivables, net of allowances of $45 in 1997                    --           79
                                                                        -------    -------

       Total receivables - net                                          $ 3,142    $ 3,064
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

      Substantially all of trade receivables are pledged to collateralize its line of credit (see Note 10).

7. OTHER INVESTMENTS

      On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash from each of Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. In 1998, Applied contributed an additional $2,581 to the LLC. This investment is accounted for under the equity method.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Summarized information of the LLC's net assets and results of operations was as follows at December 31, 1998 and 1997:

                                                       1998      1997

Current assets                                       $  2,049   $ 1,701
Non-current assets                                      1,549     1,312
Current liabilities                                     3,873     1,771
Revenues                                                1,788       510
Expenses                                                6,467     4,163

Investment in LLC:
    Opening balance                                  $    554   $   658
    Capital contribution                                2,581     1,000
    Advances to LLC, net of repayments                   (752)      723
    Loss reserve                                          (43)       --
    Equity in net loss                                 (2,340)   (1,827)
                                                     ---------  --------

    Net amount                                       $     --   $   554
                                                     ---------  --------

      Due to uncertainties over the success of various claims made by the LLC against various government agencies, Applied recorded a reserve of $43 in the fourth quarter of 1998 to reduce its investment to $0 at December 31, 1998. Applied will not approve or fund further LLC capital calls without adequate assurance that these monies will be recoverable and unless Applied has adequate resources to pay the capital call.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

8. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                              AVERAGE        DECEMBER 31,
                                                             USEFUL LIFE    1998      1997

       Machinery and equipment                                   10        $1,119    $2,438
       Furniture and fixtures                                     5            61       277
       Computer equipment                                         4           359       503
       Leasehold improvements                                     5            44       258
       Equipment construction in progress                                   1,208         -
                                                                          -------   -------

                                                                            2,791     3,476

       Less: accumulated depreciation and amortization                        589       978
                                                                           -------   -------

           Total property and equipment                                     $2,202    $2,498
                                                                           =======   =======

9. OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of the following:

                                                              1998      1997

Price reset feature of Common Stock                          $  --    $1,198
Compensation and employee benefits                             718    1,711
Severance payments                                              486       --
Loss reserve                                                    405      283
Other                                                           574      531
                                                             ------   ------

                                                             $2,183   $3,723
                                                             ======   ======

10. LINE OF CREDIT

      At December 31, 1998 and 1997, CASI had a $361 and $1,199 outstanding balance, respectively, on various revolving lines of credit. In August 1998 CASI refinanced their line of credit. The line of credit is not to exceed 75% of eligible receivables or $2,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (9.25 percent as of December 31, 1998). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. The line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

11. NON-CASH INVESTING AND FINANCING ACTIVITIES

      1998
      ----

      In February 1998, Commodore provided a $5,450 loan to Applied. In connection with the loan, Applied issued new and amended warrants valued at $1,369 in the aggregate and recorded as additional paid-in capital (Note 5).

      In February 1998, Applied transferred a receivable from an affiliate with a carrying value of $830 to Commodore for debt reduction. In connection with the transaction, Applied issued a warrant to Commodore with a fair value of $340 which was recorded as additional paid-in capital (Note 5).

      In September 1998, Applied repaid Intercompany Notes with a carrying value of $5,660 through the exchange of 87% interest in the Common Stock of Separation and receivable from Separation with a value of $500, issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note 5).

      In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock
      (Note 5).

      In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 5).

      1997
      ----

      In August 1997, Applied sold 18,000 shares of Series A Preferred Stock for net proceeds of $1,668. Of this total, $242 was allocated to additional paid-in capital related to the fair value of warrants issued and the beneficial conversion feature. The remaining $1,427 was recorded as mandatorialy redeemable preferred stock. As of December 31, 1997, 8,400 shares of Series A Preferred Stock with an aggregate value of $550 were converted into Common Stock (Note 5).

      In September 1997, Commodore provided a $4,000 loan to Applied. In connection with the loan, Applied issued a new warrant valued at $660 in the aggregate which was recorded as additional paid-in capital. In addition, Applied recorded $750 in connection with a beneficial conversion feature of the

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      loan as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense (Note 5).

      In October 1997, Applied sold 700,000 shares of Common Stock that included a price reset feature. The aggregate price reset liability of $1,198 was recorded as an adjustment to the original purchase price and an accrued liability (Note 5).

12. INCOME TAXES

      Applied provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.

      The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                 1998      1997       1996

      Current tax benefit                    $(4,244)   $(6,136)   $(1,372)
      Deferred tax expense                     2,982      6,136      1,372
                                             -------    -------    -------

      Provision (benefit) for income taxes
         before extraordinary item            (1,262)      --         --

      Tax from extraordinary item              1,262       --         --
                                             -------    -------    -------

      Provision (Benefit) for income taxes   $  --      $  --      $  --
                                             =======    =======    =======

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      The provision for income taxes for the year ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                      1998      1997       1996

Expected tax benefit at federal statutory rate     $(1,882)   $(5,336)  $(1,919)
State income tax benefit, net of federal
   income tax benefit                                 (332)      (942)     (339)
Loss on sale of subsidiary                          (2,866)      --        --
Loss of NOLs in connection with sale of affiliate    3,689       --        --
Change in valuation allowance                          476      5,694     2,213
Interest accretion                                     796         86      --
Beneficial conversion                                 --          300      --
Other                                                  119        198        45
                                                   -------    -------   -------

Income tax benefit                                 $  --      $  --     $  --
                                                   =======    =======   =======

      The components of the net deferred income tax as of December 31, are as follows:

                                               1998        1997         1996
Components of current deferred taxes, net:
    Reserve for uncollectible receivables
      and potential disallowances            $    480    $    492    $    925
    Net operating loss carryforward            12,254      11,700       5,573
    In process technology                         903         969         969
                                             --------    --------    --------

                                               13,637      13,161       7,467
Valuation allowance                           (13,637)    (13,161)     (7,467)
                                             --------    --------    --------

Net deferred taxes                           $   --      $   --      $   --
                                             ========    ========    ========

      Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1998 and 1997, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

      Applied has net operating loss ("NOL") carryforwards at December 31, 1998 of approximately $31,000 which expire in years 2000 through 2018. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

13. STOCKHOLDERS' EQUITY

      In 1997, Applied amended its Certificate of Incorporation authorizing up to 10,000,000 shares of Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000.

      CONVERTIBLE PREFERRED STOCK

      Effective September 28, 1998, Applied authorized and issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

      Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. Applied did not declare any dividend payment as of December 31, 1998.

      The Series B, C and D Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 142.9 shares of Common Stock for each share of Series B and D Convertible Preferred Stock and 133.3 shares of Common Stock for each share of Series C Convertible Preferred Stock (and effective conversion price of $.70 and $.75 per share of Common Stock, respectively). The conversion price is subject to adjustment under certain circumstances, including Applied taking action to change the number of Common Shares outstanding, such as declaring a stock dividend.

      The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $100.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.

14. STOCK OPTIONS AND STOCK WARRANTS

      Applied has adopted the intrinsic value method of accounting for stock options and warrants under APB 25 with footnote disclosures of the pro forma effects as if the FAS 123 fair value method had been adopted.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:


                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                             ----------------------------------

                                                               1998         1997        1996

      Net Loss - as reported                                   $(5,535)    $(15,694)   $(5,643)
      Net Loss - pro forma                                     $(7,931)    $(17,742)   $(6,239)
      Loss per share - as reported                              $(0.24)     $ (0.73)    $(0.31)
      Loss per share - Pro forma                                $(0.34)     $ (0.82)    $(0.34)



      FAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon the following assumptions about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 60 percent, the expected risk-free rate of return is
      4.6 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

      STOCK OPTIONS

      In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant.

      Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.

      In March 1996, Applied adopted its 1996 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of Applied's (of which no more than 1,500,000 shares may be issued pursuant to non-qualified stock options). Substantially all stock options granted in 1996 were done so under the 1996 Plan. Exercise prices applicable to stock options issued under the Plan represent no less than 100% of the fair value of the underlying as of the date granted. Stock options granted under the plan vest over a 3 - 5 year period.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      A summary of the status of options granted under the Plan as of December 31, 1998 and 1997 and changes during the periods then ended is presented below:


                                                1998                      1997
                                       -----------------------    ----------------------
                                                      Weighted                  Weighted
                                                      Average                   Average
                                                      Exercise                  Exercise
                                         Shares        Price       Shares        Price

Options outstanding - beginning of year  2,912,375      $6.06     1,994,875      $ 6.22
Granted                                  3,901,371       0.59     1,570,000        6.29
Exercised                                       --         --            --          --
Forfeited                                       --         --      (242,500)       6.19
Rescinded                               (2,658,734)      5.83      (410,000)       8.03
                                       ------------               ----------

Options outstanding - end of year        4,155,012       1.08     2,912,375        6.06
                                       ------------               ----------

Options exercisable - end of year        2,272,785                1,144,875
                                       ------------               ----------
Weighted average fair value of options
   granted during the period                            $0.42                    $ 4.61


                                                1996
                                       -----------------------
                                                       WEIGHTED
                                                       AVERAGE
                                                       EXERCISE
                                         SHARES        PRICE

Options outstanding - beginning of year        --        $ --
Granted                                 1,994,875        6.22
Exercised                                      --          --
Forfeited                                      --          --
Rescinded                                      --          --
                                       -----------

Options outstanding - end of year       1,994,875        6.22
                                       -----------

Options exercisable - end of year         629,875
                                       -----------
Weighted average fair value of options
   granted during the period                            $1.70


COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      The following table summarizes information about employee stock options outstanding at December 31, 1998:


                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   ---------------------------------------      ----------------------
                                   WEIGHTED
                                    AVERAGE        WEIGHTED                   WEIGHTED
   RANGE OF                        REMAINING       AVERAGE                    AVERAGE
 EXERCISABLE         NUMBER       CONTRACTUAL     EXERCISE        NUMBER      EXERCISE
    PRICES          OUTSTANDING      LIFE          PRICE        EXERCISABLE    PRICE

$4.75 - $6.69         457,375      5.41 years      $ 5.77           364,875    $ 5.55
$2.00 - $2.31         121,225      9.29 years        2.18            91,225      2.24
$0.44 - $0.44       3,576,412      9.96 years        0.44         1,816,685      0.44
                   -----------                     -------      ------------   -------

                    4,155,012      9.45 years      $ 1.10         2,272,785    $ 1.49
                   -----------                                  ------------


      STOCK WARRANTS

      Outstanding warrants (vested and not vested) at December 31, 1998 are as follows:


                                                NUMBER OF     CURRENT
     GRANTED       GRANTED        GRANTED       WARRANTS      EXERCISE     EXPIRATION
      1996           1997          1998           1998         PRICE          DATE

       500,000             -                       500,000      $7.20    August 2001
     5,750,000             -                     5,750,000       8.40    June 2001
       500,000             -                       500,000      13.86    August 2001
     7,500,000             -                     7,500,000      10.00    December 2003
             -        19,407                        19,407       5.80    August 2002
             -        60,000                        60,000       3.68    September 2002
             -     1,000,000                     1,000,000       5.03    August 2002
             -        60,000                        60,000       5.00    November 2000
                                    514,000        514,000       4.50    March, 2003
                                  1,500,000      1,500,000       1.50    February, 2004
   ------------   -----------   ------------   ------------

    14,250,000     1,139,407      2,014,000     17,403,407
   ------------   -----------   ------------   ------------


      There were no warrants exercised in 1998, 1997 or 1996. As of December 31, 1998 and 1997, 17,403,407 and 15,389,407 warrants were exercisable, respectively.

 15.  RELATED PARTY TRANSACTIONS

      During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable existed, reducing the net

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      receivable to its estimated fair value. In March 1998, Applied realized this receivable by exchanging it for amounts due under the Intercompany Convertible Note (see Note 5). In connection with the exchange, Applied issued a warrant to Commodore to purchase 514,000 shares of Common Stock at exercise price of $4.50 expiring August 2001. The $340 fair value of the warrant was recorded as additional paid-in capital.

      CASI had a lease agreement with its Chairman under which CASI utilizes certain real estate for business purposes. Rent of approximately $11 and $6 was paid for the years ended December 31, 1997 and 1996, respectively. No rent was paid in 1998.

      During the year ended December 31, 1997, Applied was charged a management fee by Commodore of $640. This management fee was based on allocated wages and salaries, rent, insurance and other administrative expenses relating to its executive offices in New York. The management fees ended in August, 1997. Subsequent to August 1997, Applied entered into a cost sharing agreement with Commodore whereby all common costs were accumulated and allocated based on various factors, including executive time reports. Costs were allocated on this basis between Applied, Commodore and a company owned by a director of Applied.

16. COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      Applied and its subsidiaries are committed under non cancelable operating leases for office space and other equipment. Future obligations under the leases net of projected subleases of $64 are as follows:


                    1999                                        $253
                    2000                                         157
                    2001                                          86
                                                               -----
                                                                $496
                                                               =====


      Rent expense approximated $502, $767 and $313 in 1998, 1997 and 1996, respectively.

      EMPLOYMENT AGREEMENTS
      Applied and its subsidiaries have employment agreements with 4 executives and key personnel. Aggregate minimum payments under the employment agreements for 1999 total $798. All employment agreements terminate by the end of 1999.

      Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. Applied paid $622 of 1997 executive bonuses in January 1998. No bonuses are accrued at December 31, 1998.

COMMODORE APPLIED TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------

      LITIGATION

      Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

17. SUBSEQUENT EVENT

      In March 1999, Applied entered into a Letter of Intent with Global Energy Investors, LLC ("Global"). Under the terms of the Letter of Intent, Applied will acquire a 50% interest in Global for $5.0 million worth of Applied Convertible Preferred Stock and $2.5 million in cash. The Convertible Preferred Stock will have a conversion price of $.50 per share, will be non-dividend bearing and Global will be obligated to convert the Preferred Stock into Applied's Common Stock upon the earlier of March 31, 2001 or when Applied's Common Stock trades above $.50 per share for twenty days. Applied will also be obligated to acquire the remaining 50% interest of Global from the Global shareholders for 12.5 million shares of Applied's Common Stock at such time that Applied's Common Stock trades for at least $2.00 per share for twenty days. Applied's acquisition of Global is conditional upon the signing of definitive agreements, due diligence and the raising of $10 million in new working capital for Applied and Global.

Exhibits.
---------

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

    10.15             Escrow Agreement between the Company, Sandpiper, its principal shareholders and counsel to the parties. (5)

    10.16             $125,000 Non-Recourse, Non-Negotiable, secured Promissory Note from Albert and Connie Abel to the Company. (5)

    10.17             Tax and loan Indemnity Agreement between the Company and Albert Abel and Connie Abel. (5)

    10.18             Agreement and Plan of Merger dated July 28, 1993 between the Company, CFC, Abel, Augur and CFC
                      Acquisition Corp. (5)

    10.19             Sublicense Agreement between the Company and CFC Technologies, Inc. (5)


Exhibits No.          Description
------------          -----------

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

    10.29             Employment Agreement, dated August 31, 1995, by and between Commodore Environmental Services,
                      Inc. and Carl Magnell. (7)

    10.30             Stock Option Agreement, dated August 31, 1995, by and between Commodore Environmental
                      Services, Inc. and Carl Magnell. (7)

    10.31             Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane
                      Technologies, Inc. and Sri Kilambi. (7)

    10.32             Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental
                      Services, Inc. and Paul E. Hannesson. (7)

    10.33             Form of Employment Agreement by and between the Company and Paul E. Hannesson. (8)

    10.34             Agreement and Plan of Merger, dated November 13, 1996, by and among the Company, Lanxide
                      Corporation and COES Acquisition Corp. (9)

    10.35             Line of Credit Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.36             Line of Credit Promissory Note, dated November 13, 1996, by LPM in favor of the Company. (9)

    10.37             Security Agreement, dated November 13, 1996, by and between the Company and LPM. (9)

    10.38             Guarantee, dated November 13, 1996, by Lanxide Corporation in favor of the Company. (9)

    10.39             Warrant, dated March 5, 1998, issued by Lanxide Corporation to the Company. (10)

    10.40             Settlement and Release Agreement, dated March 5, 1998, by and among Lanxide Corporation,
                      Lanxide Performance Materials, Inc., Marc S. Newkirk, the Company and Applied. (10)

    10.41             Amendment to Securities Purchase Agreement, dated March 5, 1998, by and between the Company and Lanxide Corporation. (10)


Exhibits No.          Description
------------          -----------

    10.42             License Agreement, dated as of March 5, 1998, by and among Commodore Polymer Technologies,
                      Inc., Lanxide Corporation and Lanxide Technology Company L.P. (10)

    10.43             Debt Repayment Agreement, dated September 28, 1998, between the Company and Applied. (11)

    16.1              Letter regarding change in certifying accountant. (12)

    *21.1             Subsidiaries of the registrant.

    *27.1             Financial Data Schedule.

    ----------------------------------
    *   Filed herewith.


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

(8) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

(9) Incorporated by reference to Exhibits 1, 3, 4, 5 and 6 in the Registrant's Form 8-K dated November 13, 1996.

(10) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on April 6, 1998.

(11) Incorporated by reference and filed as an Exhibit to the Registrant's Form 8-K dated December 25, 1998.

(12) Incorporated by reference and filed as an Exhibit to Registrant's Current Report on Form 8-K filed with the Commission on August 23, 1999.


Reports on Form 8-K:
--------------------

           On December 31, 1998, the Company filed with the Securities and Exchange Commission the Company's Current Report on Form 8-K, dated December 25, 1998, with respect to the transfer of 10,000,000 shares of common stock of Commodore Separation Technologies, Inc. ("Separation") from Commodore Applied Technologies, Inc. ("Applied") to Commodore Environmental Services, LLC, a Delaware limited liability company wholly owned by the Company. As a result of the transfer, Separation became an 87% owned indirect subsidiary of the Company. The transfer was part of a debt repayment transaction in which Applied repaid all of its $6,755,864 debt to the Company by exchanging common stock, newly created 6% Series B, 6% Series C and 6% Series D Convertible Preferred Stock, assigning to the Company an account receivable due to Applied from Separation and amending an existing warrant owned by the Company to reduce the purchase price from $10.00 per share to $1.50 per share of Applied common stock underlying the warrant. Such transactions were reported under Item 2 of Form 8-K and financial statements were included in Amendment No. 1 to the Company's Current Report on Form 8-K on Form 8-K/A filed on March 5, 1999.

                                   SIGNATURES

           Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 5, 2000               COMMODORE ENVIRONMENTAL SERVICES, INC.


                                    By:    /s/ Bentley J. Blum
                                      ------------------------------------
                                    Bentley J. Blum
                                    Chairman of the Board, President and
                                    Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bentley J. Blum    Chairman of the Board, President and        April 5, 2000
-------------------    Chief Executive Officer (principal
Bentley J. Blum        Executive officer)


/s/ Jerry Karlik       Director                                    April 5, 2000
-------------------
Jerry Karlik