Form 10-Q
period 1999-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-04-06
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  87-0275043
              --------                                  ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                           Number)


    150 East 58th Street,
     New York, New York                                            10155
    ---------------------                                          -----
(Address of Principal Executive Offices)                         (Zip Code)


        Registrant's telephone number, including area code (212) 308-5800
                                                           --------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES              NO     X


    Number of shares of common stock outstanding at December 31, 1999 (latest practicable date):

                       Issued and Outstanding: 62,796,477
                                               ----------

                       PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                                            March 31,    December 31,
                                                                               1999          1998
                                                                           ------------   ------------
                                                                            (unaudited)

ASSETS
Cash and cash equivalents                                                   $      78      $       712
Accounts receivable, net                                                           15                1
Restricted cash and certificates of deposits                                      260              260
Inventory                                                                         418              685
                                                                            ---------      -----------

             TOTAL CURRENT ASSETS                                                 771            1,658

Other receivables                                                                 321              321
Investments and advances                                                        4,322            4,630
Property and equipment ,net                                                     1,054            1,154
Patents and completed technology                                                  152              148
Net assets of discontinued operations                                             100              100
Other assets                                                                       18               18
                                                                            ---------      -----------


          TOTAL ASSETS                                                      $   6,738      $     8,029
                                                                            =========      ===========



             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                             March 31,    December 31,
                                                                               1999          1998
                                                                           ------------   -----------
                                                                           (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                          $     212      $        78
  Due to related parties                                                          348              281
  Unearned revenue                                                                263              450
  Other accrued liabilities                                                     1,300            1,287
                                                                            ---------      -----------

             TOTAL CURRENT LIABILITIES                                          2,123            2,096

Bonds payable                                                                   4,000            4,000
Promissory note to related party                                                2,250            2,250
                                                                            ---------      -----------

             TOTAL LIABILITIES                                                  8,373            8,346

Minority interest                                                               1,686            2,105

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,912,202                                                          39               39
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 62,796,477                                             628              628
  Additional paid in capital                                                   46,741           46,741
  Accumulated deficit                                                         (50,704)         (49,805)
                                                                            ---------      -----------

                                                                               (3,296)          (2,397)
  Less cost of 506,329 shares of common stock
    held in treasury                                                              (25)             (25)
                                                                            ---------      -----------

             TOTAL STOCKHOLDERS' EQUITY                                        (3,321)          (2,422)
                                                                            ---------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   6,738      $     8,029
                                                                            =========      ===========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                                                Three months ended
                                                                                    March 31,
                                                                               1999            1998*
                                                                            ---------      -----------
                                                                                   (unaudited)


REVENUES

  Contract revenues                                                         $     264      $     1,259

COSTS AND EXPENSES
  Cost of sales                                                                   319              961
  Research and development                                                         90              173
  General and administrative                                                      423            1,428
  Depreciation and amortization                                                   130               96
                                                                            ---------      -----------

     Total costs and expenses                                                     962            2,658
                                                                            ---------      -----------

LOSS FROM OPERATIONS                                                             (698)          (1,399)
                                                                            ---------      -----------

Interest income                                                                    10              132
Interest expense                                                                 (130)            (159)
Equity in losses from unconsolidated
  subsidiary                                                                     (308)          (1,246)
Gain on sale of subsidiary stock                                                                 7,643
Minority interest                                                                 419              418
                                                                            ---------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                         (707)           5,389

Discontinued operations                                                          (192)
                                                                            ---------      -----------

NET INCOME (LOSS)                                                           $    (899)     $     5,389
                                                                            =========      ===========


NET INCOME (LOSS) PER SHARE - BASIC
  (Based on weighted average shares in 1999
  and 1998 of 62,290,000 and 59,475,000)**                                  $    (.01)     $       .09

NET INCOME (LOSS) PER SHARE - DILUTED
  (Based on weighted average shares in 1999
  and 1998 of 62,290,000 and 73,908,000)                                    $    (.01)     $       .07



*   Reclassified to conform to current year presentation.

** Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                                                Three months ended
                                                                                    March 31,
                                                                               1999            1998
                                                                            ---------      -----------
                                                                                   (unaudited)


OPERATING ACTIVITIES
  Net income (loss)                                                         $    (899)     $     5,389
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                               130               96
       Gain on sale of subsidiary stock                                                         (7,643)
      Undistributed losses of unconsolidated
              subsidiary                                                          308            1,246
       Changes in net assets of subsidiary prior to
         deconsolidation                                                                         3,236
      Minority interest                                                          (419)            (418)
       Interest                                                                                     24
   Decrease (Increase) in:
      Accounts receivable                                                          (3)              (8)
      Inventories                                                                 267                -
      Prepaid and other current assets                                              1                -
   Increase (decrease) in:
      Unearned revenue                                                           (187)               -
      Accounts payable and accrued liabilities                                    105              (62)
                                                                            ---------      -----------
             NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                                           (697)           1,860

INVESTING ACTIVITIES
  Payments received on receivables                                                  -              163
  Purchase of equipment                                                             -                -
  Acquisition of completed technology                                               -           (4,436)
  Purchase of patents                                                              (7)               -
                                                                            ---------      -----------
             NET CASH USED IN INVESTING ACTIVITIES                                 (7)          (4,273)
                                                                            ---------      -----------

FINANCING ACTIVITIES
  Payments of dividends on preferred                                                -              (64)
  Proceeds from sale of subsidiary stock                                            -            5,450
  Advances from related party                                                      85                -
  Advances to related parties, net                                                (17)          (5,450)
                                                                            ---------      -----------
         NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                                            68              (64)
                                                                            ---------      -----------

INCREASE (DECREASE) IN CASH                                                      (636)          (2,477)
  Deconsolidation of subsidiary owner cash                                                     (11,015)
  Cash at beginning of period                                                     714           13,542
                                                                            ---------      -----------

CASH AT END OF PERIOD                                                       $      78      $        50
                                                                            =========      ===========


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999


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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1998.

B - Contingencies

    The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation
             ----------------------------------

General
-------

    The current principal businesses of the Company are conducted through its 49% owned affiliate Applied, and consist of the development of technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials. Applied owns technologies related to the separation and destruction of polychlorinated biphenyls (PCBs) and chloroflourocarbons (CFCs).

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

    Commodore Separation Technologies, Inc., a subsidiary of Applied, whose principal business is to separate and extract various solubilized materials from liquid streams is currently in the development stage and intends to commercialize its separation and recovery system.

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

    Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date. From 1998 to March 6, 2000, CERASET has generated approximately $80,000 in revenues. Due to the limited success in expanding its sales, the Company believed that the CERASET License, CERASET Business and CERASET Trademark have a nominal value and should be written down to $100,000 as of December 31, 1998. Since 1998, the Company has embarked on efforts to develop new polymer technologies. In doing so, the Company has expensed approximately $240,000 in 1998 and $410,000 in 1999 in research and development expense with respect to these new polymers (not including CERASET). The new polymers serve some of the same properties however the new polymers are not dependent on CERASET. In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000.


Results from Operations
-----------------------

     Revenues were $264,000 for the three months ended March 31, 1999 compared to $1,259,000 for the three months ended March 31, 1998. Such revenues for 1998 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. Revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidated the results of Applied as its ownership dropped to 35%.

    For the three months ended March 31, 1999, the Company had incurred $319,000 primarily relating to cost of sales relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer. For the three months ended March 31, 1998, the Company had incurred $961,000 which primarily related to Applied.

    For the three months ended March 31, 1999, the Company incurred research and development costs of $90,000, as compared to $173,000 for the three months ended March 31, 1998. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to cutbacks in order to preserve capital.

    General and administrative expenses for the three months ended March 31, 1999 were $423,000 as compared to $1,428,000 for the three months ended March 31, 1998. The decrease is primarily due to the termination of executives and staff in order to conserve capital for the foreseeable future.

    Depreciation and amortization increased from $96,000 for the three months ended March 31, 1998 to $130,000 for the three months ended March 31, 1999. This is a direct result of the Company purchasing more equipment required for the research and commercialization of its technology.

    Interest income was $10,000 for the three months ended March 31, 1999 as compared to $132,000 for the three months ended March 31, 1998. The decrease resulted from a reduction in the amount of temporary investments and indebtedness to Applied.

    Interest expense for the three months ended March 31, 1999 was $130,000 as compared to $159,000 for the three months ended March 31, 1998. The decrease is primarily a result of the full amortization of deferred loan fees through the end of 1998.

    As a result of the 1998 Private Placement of the Company owned Applied common stock, the Company recorded a gain on sale of subsidiary stock of $7,643,000.

    Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Applied and Separation. The Company recorded minority interest income of $418,000 during the first month of 1998. Minority interest for 1999 relates to the portion of Separation which the Company does not own.

    Equity in losses from unconsolidated subsidiary for the three months ended March 31, 1999 was $308,000 as compared to $1,246,000 for the three months ended March 31, 1998. The losses relate to the operations of Applied.

    In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Loss from discontinued operations relating to Polymer Technologies amounted to $192,000 for the three months ended March 31, 1999.

    The Company had a net loss of $899,000 for the three-month period ended March 31, 1999 as compared to net income of $5,389,000 for the three-month period ended March 31, 1998. The results are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
-------------------------------

    On September 29, 1998, Commodore Applied Technologies, Inc. ("Applied") transferred its 87% ownership in the Separation to Commodore Environmental Services LLC ("LLC"), a wholly-owned subsidiary of Commodore Environmental Services, Inc. ("Environmental") in connection with a debt restructuring agreement between Applied and Environmental.

    Separation was incorporated on November 15, 1995, under the laws of the State of Delaware. Separation is a process technology company which has developed and continue commercializing its separation technology and recovery system, known as SLiM (TM). Separation believes SLiM (TM) is capable of effectively separating and extracting solubilized materials. Separation has been awarded its first commercial contracts in November 1997 and February 1998 and has commenced operations on one contract in March 1999 and plans to commence operations on the second contract in April 2000.

    The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements. For the three months ended March 31, 1999, the Company had a net loss of $899,000. At March 31, 1999, the Company had a working capital deficit of $1,352,000 as compared to a working capital deficit of $438,000 at the December 31, 1998. The Company did not pay dividends of $63,125 due March 31, 1999 on its Series AA Preferred Stock.

    The Company anticipates that it will need additional financing throughout 1999 and 2000 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions. In addition, since the first quarter of 1999, the Company was funded through advances made from an entity owned by its majority shareholder. As of December 31, 1999, the majority shareholder has advanced $2,300,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

    The Company has net operating loss carryforwards which expire in the years 2000 through 2018. The amount of net operating loss carryforward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Forward-Looking Statements
--------------------------

    Certain matters discussed in this Annual Report are "forward- looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the
Company's plans and objective for future operations and expansion. Any such forward- looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward- looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.               Legal Proceedings

                      There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 2.               Changes in Securities

                      Not applicable.

ITEM 3.               Defaults upon Senior Securities

                      The Company did not pay dividends of $63,125 due March 31,
               1999 on its Series AA Preferred Stock.

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




                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                          (Registrant)



                                          By: /s/ Andrew Oddi
                                          ....................................
                                          Andrew P. Oddi - Vice President
                                          Treasurer
                                          (As both a duly authorized
                                          Officer of the Registrant
                                          and the Chief Accounting
                                          Officer of the Registrant)








Date:   April 06, 2000