Form 10-Q
period 1999-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-04-06
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  87-0275043
              --------                                  ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                            Number)


    150 East 58th Street,
     New York, New York                                    10155
    --------------------                                   -----
(Address of Principal Executive Offices)                 (Zip Code)


        Registrant's telephone number, including area code (212) 308-5800
                                                            -------------

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

                      COMMODORE ENVIRONMENTAL SERVICES,INC

                                    FORM 10-Q


                                      INDEX


                                                                      PAGE
                                                                      ----


PART I.      FINANCIAL INFORMATION ..................................   3
-------      ---------------------



Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998...................   3


             Condensed Consolidated Statement of Operations
               Three months ended June 30, 1999 and
               1998 and Six months ended June 30, 1999
               and 1998..............................................   5


             Condensed Consolidated Statement of Cash Flows
               Six  months  ended June 30, 1999 and
               June 30, 1998.........................................   6


             Notes to Condensed Consolidated Financial Statements....   7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................   8


PART II.     OTHER INFORMATION ......................................  14
--------     -----------------


SIGNATURES ..........................................................  15

                      PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   (000'S Omitted)
                                                                              June 30,    December 31,
                                                                                1999          1998
                                                                            ------------- -------------
ASSETS                                                                       (unaudited)    (unaudited)

Current Assets:

Cash and cash equivalents                                                   $         51    $       712
Accounts receivable, net                                                              21              1
Restricted cash                                                                      260            260
Inventory                                                                            504            685
                                                                            ------------    -----------
             TOTAL CURRENT ASSETS                                                    836          1,658

Other receivables                                                                    321            321
Other investments                                                                  4,139          4,630
Property and equipment, net                                                          929          1,154
Patents and completed technology, net                                                150            148
Net assets of discontinued operations                                                100            100
Other assets                                                                          18             18
                                                                            ------------    -----------

          TOTAL ASSETS                                                      $      6,493    $     8,029
                                                                            ============    ===========









    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONT'D)


                                                                                   (000'S Omitted)
                                                                              June 30,    December 31,
                                                                                1999          1998
                                                                            ------------- -------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                         (unaudited)    (unaudited)

Current Liabilities:
  Accounts payable and accrued liabilities                                  $        765    $        78
  Due to related parties                                                           1,090            281
  Unearned revenue                                                                   263            450
  Bond payable                                                                     4,000              -
  Other accrued liabilities                                                        1,054          1,287
                                                                            ------------    -----------
             TOTAL CURRENT LIABILITIES                                             7,172          2,096

Bonds payable and other long-term debt                                                 -          4,000
Promissory note to related party                                                   2,250          2,250
                                                                            ------------    -----------
             TOTAL LIABILITIES                                                     9,422          8,346

Minority interest in subsidiary                                                    1,198          2,105

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    authorized 10,000,000 issued and
    outstanding 3,917,378 and 3,917,378                                               39             39
  Common stock, par value $.01 per share
    authorized 100,000,000, issued and
    outstanding 62,796,477 and 62,796,477                                            628            628
  Additional paid in capital                                                      46,741         46,741
  Deficit                                                                        (51,510)       (49,805)
                                                                            ------------    -----------
                                                                                  (4,102)        (2,397)
  Less cost of 506,329 shares of common stock
    held in treasury                                                                 (25)           (25)
                                                                            ------------    -----------
             TOTAL STOCKHOLDERS' EQUITY                                           (4,127)        (2,422)
                                                                            ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      6,493    $     8,029
                                                                            ============    ===========




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            (000's Omitted)
                                                            Three months                     Six months
                                                            Ended June 30,                 Ended June 30,
                                                         1999            1998           1999         1998
                                                       ----------    -----------    ----------   ----------
                                                             (unaudited)                 (unaudited)

REVENUES
  Contract revenues                                    $       20    $              $      284   $    1,259

COSTS AND EXPENSES
  Cost of sales                                                50                          369          961
  Research and development                                    110                          200          173
  General and administrative                                  487            283           910        1,711
  Depreciation and amortization                               130             74           260          170
                                                       ----------    -----------    ----------   ----------
    Total costs and expenses                                  777            357         1,739        3,015

OPERATING LOSS                                               (757)          (357)       (1,455)      (1,756)

Other income (expense):

  Interest income                                               1            151            11          283
  Interest expense                                           (130)          (154)         (260)        (313)
  Equity in losses from unconsolidated
    subsidiary                                               (184)        (1,605)         (492)      (2,851)
  Gain on sale of subsidiary stock                                           381                      8,024
  Minority interest                                           488                          907          418
                                                       ----------    -----------    ----------   ----------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                              (582)        (1,584)       (1,289)       3,805

  Discontinued operations                                    (224)           (41)         (416)         (41)
                                                       ----------    -----------    ----------   ----------

    NET INCOME (LOSS)                                  $     (806)   $    (1,625)   $   (1,705)  $    3,764
                                                       ==========    ===========    ==========   ==========

NET INCOME (LOSS) PER SHARE - Basic
(Based on weighted average shares of
 62,290,000 and 62,290,000 in 1999
 and 61,350,000 and 60,412,000 in
 1998)                                                 $     (.01)   $      (.03)   $     (.03)  $      .06
                                                       ==========    ===========    ==========   ==========


NET INCOME (LOSS) PER SHARE - Diluted
(Based on weighted average shares of
 62,290,000 and 62,290,000 in 1999
 and 61,350,000 and 66,712,000 in
 1998)                                                 $     (.01)   $      (.03)   $     (.03)  $      .06
                                                       ==========    ===========    ==========   ==========


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   (000'S Omitted)
                                                                                   Six months ended
                                                                                      June 30,
                                                                                1999          1998
                                                                            ------------- -------------
                                                                             (unaudited)    (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                                                         $     (1,705)   $     3,764
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                                  260            170
      Interest (non cash)                                                                            48
      Gain on sale of subsidiary stock                                                           (8,024)
      Undistributed losses of unconsolidated subsidiary                              491          2,851
      Changes in net assets of subsidiary prior to
        deconsolidation                                                                           3,236
      Minority ownership in losses                                                  (907)          (418)
   Changes in assets and liabilities:
      Accounts receivable                                                             (9)
      Inventories                                                                    181
      Other assets                                                                     1
      Accounts payable and accrued liabilities                                       908            170
      Unearned revenue                                                              (187)
      Other current liabilities                                                     (233)
                                                                            ------------    -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                              (1,200)         1,797
                                                                            ------------    -----------

INVESTING ACTIVITIES
  Payments received on receivables                                                                  198
  Acquisition of patents                                                              (8)           (30)
  Acquisition of completed technology                                                            (4,436)
  Purchase of equipment                                                               (2)
                                                                            ------------    -----------
        NET CASH (USED IN) INVESTING ACTIVITIES                                      (10)        (4,268)
                                                                            ------------    -----------

FINANCING ACTIVITIES
  Proceeds from sale of subsidiary stock                                                          5,450
  Payment of dividends on preferred stock                                                          (125)
  Payments from related parties                                                      547            104
  Advances to related parties                                                                    (5,450)
                                                                            ------------    -----------
         NET CASH PROVIDED BY (USED IN) FINANCING
                       ACTIVITIES                                                    547            (21)
                                                                            ------------    -----------

INCREASE (DECREASE) IN CASH                                                         (663)        (2,492)

  Deconsolidation of subsidiary owned cash                                                      (11,015)
  Cash at beginning of period                                                        714         13,542
                                                                            ------------    -----------

CASH AT END OF PERIOD                                                       $         51    $        35
                                                                            ============    ===========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1999

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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Results from Operations
-----------------------

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

     Gross revenues for the second quarter of 1999 were $20,000 as compared to $0 for the second quarter of 1998. Gross revenues for the six month period ended June 30, 1999 were $284,000 as compared to $1,259,000 for the six month period ended June 30, 1998. Such revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries Separation and Advanced Sciences, as its ownership percentage had decreased to below 50%. 1999 revenues resulted primarily from the commencement of a project at the Port of Baltimore. Cost of sales for the three and six months ended June 30, 1999 were $50,000 and $369,000 as compared to $0 and $961,000 for the three and six months ended June 30, 1998. The 1998 cost of sales were principally due to one month of Applied results.

     General and administrative expenses totalled $487,000 for the second quarter of 1999 as compared to $283,000 for the second quarter of 1998, and general and administrative expenses totalled $1,312,000 for the six month period ended June 30, 1999 as compared to $1,711,000 for the six month period ended June 30, 1998. The variation in general and administrative expenses was due to Applied results not being consolidated after January 1998. In addition, in 1999, Separation's results are included.

    In the second quarter of 1999, the Company incurred $110,000 of research and development expenses as compared to $0 in the second quarter of 1998, for the research, development and marketing of the destruction of hazardous substances. For the six month period ended June 30, 1999, the Company incurred $200,000 of research and development expenses as compared to $173,000 for the six month period ended June 30, 1998. The increase in research and development costs is due to Applied results not being consolidated after January 1998 and the consolidation of Separation.

    In the second quarter of 1999, the Company generated interest income of approximately $1,000 as compared to $151,000 for the second quarter of 1998. For the six months ended June 30, 1999, interest income was $11,000 as compared to $283,000 for the six months ended June 30, 1998. The interest income in 1998 was principally generated from the Company's loans to Applied.

    Interest expense was $130,000 for the second quarter of 1999 as compared to $154,000 for the second quarter of 1998; and interest expense was $260,000 for the six month period ended June 30, 1999 as compared to $313,000 for the six month period ended June 30, 1998. The decrease in interest expense from 1998 to 1999 was due to Applied results not being consolidated after January 1998.

    The Company recorded equity in losses of unconsolidated subsidiary of $184,000 and $492,000 for the three and six months ended June 30, 1999 as compared to $1,605,000 and $2,851,000 for the three and six months ended June 30, 1998. The 1998 results primarily reflect the Company's minority ownership in Applied's losses for the respective periods.

    As a result of the 1998 Private Placement of the Company owned Applied common stock and conversions of the Series D Preferred Stock of the Company outstanding as of December 31, 1997, the Company recorded a gain on sale of subsidiary stock of $8,024,000 in 1998 of which $381,000 occurred in the second quarter.

    Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Applied and Separation. The Company recorded minority interest income of $418,000 during the first month of 1998. Minority interest for 1999 relates to the portion of Separation which the Company does not own.

    In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Loss from discontinued operations relating to Polymer Technologies amounted to $224,000 and $416,000 for the three and six month period ended June 30, 1999 and $41,000 for the three and six month period ended June 30, 1998.

    The Company had a net loss of $806,000 for the three month period ended June 30, 1999 as compared to a net loss of $1,625,000 for the three month period ended June 30, 1998. The Company had a net loss of $1,705,000 for the six month period ended June 30, 1999 as compared to net income of $3,764,000 for the six month period ended June 30, 1998. The fluctuation in results have been described in the individual paragraphs above.

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

    The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements. For the six months ended June 30, 1999, the Company reported a net loss of $1,705,000. At June 30, 1999, the Company had a working capital deficit of $6,336,000 as compared to a working capital deficit of $438,000 at the December 31, 1998. The Company did not pay dividends of $63,125 due June 30, 1999 on its Series AA Preferred Stock.

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

Forward-Looking Statements
--------------------------

    Certain matters discussed in this Annual Report are "forward- looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the
Company's plans and objective for future operations and expansion. Any such forward- looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward- looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenue and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.               Legal Proceedings

                      There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 2.               Changes in Securities

                      Not applicable.

ITEM 3.               Defaults upon Senior Securities

                      The Company did not pay  dividends of $63,125 due June 30,
               1999 on its Series AA Preferred Stock.

ITEM 4.               Submission of Matters to a Vote of Security Holders

                      Not applicable.

ITEM 5.               Other Information

                      Not applicable.


                           PART II - OTHER INFORMATION

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)      Exhibits - 27 - Financial Data Schedule

                      (b)      Reports on Form 8-K

                      On August 23, 1999, the Company filed with the Securities and Exchange Commission, the Company's Current Report on Form 8-K, dated August 19, 1999 with respect to a change in Independent Accountants from PriceWaterhouseCoopers to Tanner+Co.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                          (Registrant)




                                          By: /s/ Andrew Oddi
                                          ....................................
                                          Andrew P. Oddi - Vice President
                                          Treasurer
                                          (Principal Financial Officer)

















Date: April 06, 2000