Form 10-Q
period 1999-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-04-06
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     -------------------------------------
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

                      COMMODORE ENVIRONMENTAL SERVICES,INC

                                    FORM 10-Q


                                      INDEX


                                                                       PAGE
                                                                       ----


PART I.      FINANCIAL INFORMATION ..................................    3
-------      ---------------------



Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998..............    3


             Condensed  Consolidated  Statement of Operations
               Three months ended September 30, 1999 and 1998
               Nine months ended September 30, 1999 and 1998.........  . 5


             Condensed Consolidated Statement of Cash Flows
               Nine months ended September 30, 1999 and
               September 30, 1998....................................    6


             Notes to Condensed Consolidated Financial Statements....    7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................    8


PART II.     OTHER INFORMATION ......................................   14
--------     -----------------


SIGNATURES ..........................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (000'S Omitted)
                                                                           September 30,  December 31,
                                                                               1999          1998
                                                                            ------------- -------------
ASSETS                                                                       (unaudited)   (unaudited)

Current Assets:

Cash and cash equivalents                                                   $       34    $        712
Accounts receivable, net                                                            11               1
Restricted cash                                                                    260             260
Inventory                                                                          533             685
                                                                            ----------    ------------
             TOTAL CURRENT ASSETS                                                  838           1,658

Other receivables                                                                  321             321
Other investments                                                                3,774           4,630
Property and equipment, net                                                        841           1,154
Patents and completed technology, net                                              147             148
Net assets of discontinued operations                                              100             100
Other assets                                                                        18              18
                                                                            ----------    ------------

          TOTAL ASSETS                                                      $    6,039    $      8,029
                                                                            ==========    ============






            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONT'D)


                                                                                (000'S Omitted)
                                                                           September 30,  December 31,
                                                                               1999          1998
                                                                            ------------- -------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                         (unaudited)   (unaudited)

Current Liabilities:
  Accounts payable and accrued liabilities                                  $      714    $         78
  Due to related parties                                                         1,970             281
  Unearned revenue                                                                 263             450
  Bond payable                                                                   4,000               -
  Other accrued liabilities                                                      1,054           1,287
                                                                            ----------    ------------
             TOTAL CURRENT LIABILITIES                                           8,001           2,096

Bonds payable and other long-term debt                                               -           4,000
Promissory note to related party                                                 2,250           2,250
                                                                            ----------    ------------
             TOTAL LIABILITIES                                                  10,251           8,356

Minority interest in subsidiary                                                    829           2,105

Stockholders' Equity:
  Preferred stock, par value $.01 per share
    authorized 10,000,000 issued and
    outstanding 3,917,378 and 3,917,378                                             39              39
  Common stock, par value $.01 per share
    authorized 100,000,000, issued and
    outstanding 62,796,477 and 62,796,477                                          628             628
  Additional paid in capital                                                    46,741          46,741
  Deficit                                                                      (52,424)        (49,805)
                                                                            ----------    ------------
                                                                                (5,016)         (2,397)
  Less cost of 506,329 shares of common stock
    held in treasury                                                               (25)            (25)
                                                                            ----------    ------------
             TOTAL STOCKHOLDERS' EQUITY                                         (5,041)         (2,422)
                                                                            ----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    6,039    $      8,029
                                                                            ==========    ============






            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                (000's Omitted)
                                                                 Three months                     Nine months
                                                                Ended Sept 30,                   Ended Sept 30,
                                                            1999             1998             1999         1998
                                                         -----------   --------------      ----------    ---------
                                                                (unaudited)                      (unaudited)


REVENUES
  Contract revenues                                      $        45   $            -      $      329    $   1,259

COSTS AND EXPENSES
  Cost of sales                                                   38                -             407          961
  Research and development                                        81                -             281          173
  General and administrative                                     401              286           1,311        1,997
  Depreciation and amortization                                  154               76             414          246
                                                         -----------   --------------      ----------    ---------
    Total costs and expenses                                     674              362           2,413        3,377

OPERATING LOSS                                                  (629)            (362)         (2,084)      (2,118)

Other income (expense):
  Interest income                                                  1              136              12          419
  Interest expense                                              (130)            (154)           (390)        (467)
  Equity in losses from unconsolidated
    subsidiary                                                  (330)          (1,148)           (822)      (3,999)
  Gain on sale of subsidiary stock                                                                           8,024
  Minority interest                                              369                            1,276          418
                                                         -----------   --------------      ----------    ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                  (719)          (1,528)         (2,008)       2,277

  Discontinued operations                                       (195)            (273)           (611)        (314)
                                                         -----------   --------------      ----------    ---------

    NET INCOME (LOSS)                                    $      (914)  $       (1,801)     $   (2,619)   $   1,963
                                                         ===========   ==============      ==========    =========

NET INCOME (LOSS) PER SHARE - Basic
(Based on weighted average shares of
 62,290,000 and 62,290,000 in 1999
 and 62,290,000 and 61,038,000 in
 1998)                                                   $      (.01)  $         (.03)     $     (.04)   $     .03
                                                         ===========   ==============      ==========    =========

NET INCOME (LOSS) PER SHARE - Diluted
(Based on weighted average shares of
 62,290,000 and 62,290,000 in 1999
 and 62,290,000 and 64,820,000 in
 1998)                                                   $      (.01)  $         (.03)     $     (.04)   $     .03
                                                         ===========   ==============      ==========    =========


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                (000'S Omitted)
                                                                                Nine months ended
                                                                                  September 30,
                                                                               1999          1998
                                                                            ------------- -------------
                                                                             (unaudited)   (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                         $   (2,619)          1,963
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                                443             211
      Interest (non cash)                                                                           72
      Gain on sale of subsidiary stock                                                          (8,024)
      Undistributed losses of unconsolidated subsidiary                            822           3,999
      Changes in net assets of subsidiary prior to
        deconsolidation                                                                          3,236
      Minority ownership in losses                                              (1,276)           (418)
      Issuance of stock options
      Issuance of common stock for services                                                         55
  Changes in assets and liabilities:
      Accounts receivable                                                            2
      Inventories                                                                  152
      Other assets
      Restricted cash
      Accounts payable and accrued liabilities                                     595              84
      Unearned revenue                                                            (187)
      Other current liabilities                                                   (233)
                                                                            ----------    ------------
             NET CASH (USED IN) OPERATING ACTIVITIES                            (2,301)          1,178
                                                                            ----------    ------------
INVESTING ACTIVITIES
  Payments received on receivables                                                                 443
  Acquisition of patents                                                            (8)
  Acquisition of completed technology                                                           (4,436)
  Purchase of equipment                                                            (60)            (66)
                                                                            ----------    ------------
        NET CASH (USED IN) INVESTING ACTIVITIES                                    (68)         (4,059)
                                                                            ----------    ------------
FINANCING ACTIVITIES
  Proceeds from sale of subsidiary stock                                                         5,450
  Payment of dividends on preferred stock                                                         (125)
  Advances to related parties                                                                   (5,600)
  Payments from related parties                                                  1,689             668
  Other
                                                                            ----------    ------------
         NET CASH PROVIDED BY (USED IN) FINANCING
                       ACTIVITIES                                                1,689             393
                                                                            ----------    ------------

INCREASE (DECREASE) IN CASH                                                       (680)         (2,488)
  Deconsolidation of subsidiary owned cash                                                     (11,015)
  Cash at beginning of period                                                      714          13,542
                                                                            ----------    ------------

CASH AT END OF PERIOD                                                       $       34    $         39
                                                                            ==========    ============



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999

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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note C - Income Taxes The Company has net operating losses carryforwards of approximately $10,000,000 which expire from 1999 through 2018. If a substantial change in ownership to offset any income tax expenses and therefore anticipates it will not incur an income tax liability as a result of net income for the first nine months of 1999.

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


Results from Operations
-----------------------

Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

     Gross revenues for the third quarter of 1999 were $45 as compared to $0 for the third quarter of 1998. Gross revenues for the nine month period ended September 30, 1999 were $329,000 as compared to $1,259,000 for the nine month period ended September 30, 1998. Such revenues for 1998 were primarily due to one month of Applied's operations. As of February 1998, the Company no longer consolidates the financial results of Applied and its subsidiaries Separation and Advanced Sciences, as its ownership percentage had decreased to below 50%. Cost of sales for the three and nine months ended September 30, 1999 were $38,000 and $407,000 as compared to $0 and $961,000 for the three and nine months ended September 30, 1998. The decrease in cost of sales was due to Applied results not being consolidated after January 1998.

     General and administrative expenses totalled $401,000 for the third quarter of 1999 as compared to $286,000 for the third quarter of 1998, and general and administrative expenses totalled $1,311,000 for the nine month period ended
September 30, 1999 as compared to $1,997,000 for the nine month period ended September 30, 1998. The decrease in general and administrative expenses for the nine months was due to Applied results not being consolidated after January 1998.

    In the third quarter of 1999, the Company incurred $81,000 of research and development expenses, as compared to $0 in the third quarter of 1998, for the research, development and marketing of the destruction of hazardous substances. For the nine-month period ended September 30, 1999, the Company incurred $281,000 of research and development expenses as compared to $173,000 for the nine-month period ended September 30, 1998. The decrease in research and development costs is due to Applied results not being consolidated after January 1998.

    In the third quarter of 1999, the Company generated interest income of approximately $1,000 as compared to $136,000 for the third quarter of 1998. For the nine months ended September 30, 1999, interest income was $12,000 as compared to $419,000 for the nine months ended September 30, 1998. The interest income in 1998 was principally generated from the Company's loans to Applied.

    Interest expense was $130,000 for the third quarter of 1999 as compared to $154,000 for the third quarter of 1998; and interest expense was $390,000 for the nine-month period ended September 30, 1999 as compared to $467,000 for the nine-month period ended September 30, 1998. The decrease in interest expense from 1998 to 1999 was due to Applied results not being consolidated after January 1998.

    The Company recorded equity in losses of subsidiary of $330,000 and $822,000 for the three and nine months ended September 30, 1999 as compared to $1,148,000 and $3,999,000 for the three and nine months ended September 30, 1998. The results primarily reflect the Company's minority ownership in Applied's losses for 1998 and Separation's losses for 1999.

    As a result of the 1998 Private Placement of the Company owned Applied common stock and conversions of the Series D Preferred Stock of the Company outstanding as of December 31, 1997, the Company recorded a gain on sale of subsidiary stock of $8,024,000.

    Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Applied and Separation. The Company recorded minority interest income of $418,000 during the first month of 1998. Minority interest for 1999 relates to the portion of Separation which the Company does not own.

    In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Loss from discontinued operations relating to Polymer Technologies amounted to $195,000 and $611,000 for the three and nine month period ended September 30, 1999 as compared to $273,000 amd $314,000 for the three and nine month period ended September 30, 1998.

    The Company had a net loss of $914,000 for the three month period ended September 30, 1999 as compared to a net loss of $1,801,000 for the three month period ended September 30, 1998. The Company had a net loss of $2,619,000 for the nine month period ended September 30, 1999 as compared to net income of $1,963,000 for the nine month period ended September 30, 1998. The fluctuation in results have been described in the individual paragraphs above.

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


Net Operating Losses
--------------------

    At September 30, 1999, the Company had tax loss carryforwards of approximately $22,300,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2018. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

ITEM 2.               Changes in Securities

                      Not applicable.

ITEM 3.               Defaults upon Senior Securities

                      The Company did not pay dividends of $63,125 due September
               30, 1999 on its Series AA Preferred Stock.

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