Form 10-K
period 1999-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-04-12
CIK 71528

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

                   For the fiscal year ended December 31, 1999

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-10054

                     Commodore Environmental Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                      87-0275043
                  (State or Other Jurisdiction of              (I.R.S. Employer
                  Incorporation or Organization)             Identification No.)

                  150 East 58th Street, Suite 3400
                   New York, New York                                10155
                  (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
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

         As of December 31, 1999, 62,796,476 shares of the registrant's Common Stock were outstanding.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----


PART I............................................................................................................3


     ITEM 1.      BUSINESS........................................................................................3

                  General.........................................................................................3
                  Environmental Treatment and Services............................................................5
                  Polymer Manufacturing and Sales.................................................................8
                  Markets and Customers...........................................................................9
                  Raw Materials..................................................................................11
                  Research and Development.......................................................................11
                  Patents and Trademarks.........................................................................11
                  Competition....................................................................................12
                  Environmental Regulation.......................................................................12
                  Employees......................................................................................13

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

     ITEM 6.      SELECTED FINANCIAL DATA........................................................................15


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16

                  Overview.......................................................................................16
                  Results of Operations..........................................................................16
                  Liquidity and Capital Resources................................................................18
                  Net Operating Loss Carryforwards...............................................................20
                  Year 2000 Considerations.......................................................................20
                  New Accounting Pronouncements..................................................................21
                  Forward-Looking Statements.....................................................................21

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................21


     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................21


                                                                                                                Page
                                                                                                                ----


     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........21


PART III.........................................................................................................23


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................23

                  Executive Officers and Directors...............................................................23
                  Compensation of Directors......................................................................24
                  Compliance with Section 16(a) of the Exchange Act..............................................24

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................25

                  Summary Compensation...........................................................................25
                  Stock Options..................................................................................26
                  Compensation Committee Interlocks and Insider Participation....................................27

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................31

                  Sale of Polymer Technologies...................................................................31
                  Loans to Applied...............................................................................31
                  Services Agreement.............................................................................32
                  Transactions with Lanxide......................................................................32

PART IV..........................................................................................................34


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................34


SIGNATURES.......................................................................................................38



                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-------  ---------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of December 15, 1999, the Company owned approximately 49% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating subsidiaries, provides a range of technologies and services directed principally at remediating contamination in soils and other materials, protecting the integrity of our nation's water and air and disposing of or reusing certain waste by-products through development of inert and environmentally sound technologies. The Company believes Applied provides, through its wholly-owned subsidiary, Commodore Solution Technologies, Inc. ("Solution"), the only patented, non-thermal, portable and scalable process, known as SET(TM) (solvated electron technology), for treating and decontaminating soils and other materials containing PCB's, pesticides, dioxins and other toxic contaminants. The Company believes that SET is capable of destroying halogenated waste streams, neutralizing chemical weapons and warfare agents and concentrating certain radioactive wastes for more effective removal. Through a 50/50 joint venture with a subsidiary of Teledyne Technologies, Inc., known as Teledyne-Commodore, LLC, Applied is jointly pursuing the chemical weapons destruction and demilitarization market on a worldwide basis utilizing the SET technology. Through its wholly owned subsidiary, Commodore Advanced Sciences, Inc. ("Advanced Sciences"), Applied also provides a full range of services related to on-site waste containment, management of on-site and off-site remediation and waste removal using environmentally safe methods and through the use of Applied's technologies. The operations of Advanced Sciences, which account for substantially all of Applied's current revenues, also include engineering and technical services in connection with designing production processes to minimize or eliminate the generation of hazardous wastes.

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

         To finance the working capital needs of Applied and to provide resources to invest in its environmental markets, the Company raised a net amount equal to approximately $5,450,000 from a private placement of shares of Applied common stock, par value $0.001 per share ("Applied Common Stock"), held by the Company and warrants to purchase Applied Common Stock held by the Company in February 1998 (the "February 1998 Private Placement"), which proceeds the Company loaned to Applied in February 1998. The Company also raised approximately $7,800,000 from private placements of preferred stock convertible into, and warrants exercisable for, Applied Common Stock held by the Company in May and August 1997 (the "1997 Private Placement"), of which proceeds the Company loaned $4,000,000 to Applied in September 1997. Prior to the February 1998 Private Placement, the Company held a controlling equity interest in Applied and its operating subsidiaries, including Solution, Separation, Advanced Sciences and CFC Technologies. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to approximately 35%. In November 1999, the Company converted 20,909 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), 10,189 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), and 20,391 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock"), of Applied into 7,258,533 shares of Applied common stock, thereby increasing its ownership in Applied to 49%. See "Market for Registrant's Common Equity and Related Stockholder Matters" "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         Effective as of September 28, 1998, the Company, through its wholly owned subsidiary, Commodore Environmental Services LLC, acquired from Applied approximately 87% of the outstanding common stock of Commodore Separation Technologies, Inc. ("Separation"), a publicly traded company and former operating subsidiary of Applied. Separation has developed and is commercializing its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its continuing research and development program, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

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

         From March 3, 1998 through March 6, 2000, CERASET had generated approximately $80,000 in revenue. Due to the limited success in expanding its sales, the Company believes that the CERASET License, CERASET Business and CERASET Trademark have a nominal value. Polymer believes that the CERASET License, CERASET Business and CERASET Trademark should be written down to its estimated recoverable value of $100,000 as of December 31, 1999 and December 31, 1998.

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

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1999 and 1998 and the years then ended.

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

         Pursuant to the terms of the CERASET License, Polymer Technologies had agreed to pay a subsidiary of Lanxide, Lanxide Technology Company, L.P., a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology. Effective March 6, 2000, Polymer Technology was sold, along with any royalty commitments, to the Blum Technology Trust.

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

         Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and has generated nominal revenues to date. In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust. The Company has restated Polymer as discontinued operations for the years ended December 31, 1999 and 1998.


MARKETS AND CUSTOMERS

         Applied markets its services and technologies to governmental and industrial customers throughout the United States. Applied also plans to target customers in markets abroad, particularly in the Far East. A majority of
Applied's sales are technical in nature and involve senior technical and management professionals, supported by Applied's marketing groups. During the year ended December 31, 1998, sales of approximately 5% of Applied's environmental management services were to private sector customers and sales of approximately 95% were derived from contracts with federal, state and municipal government agencies. Contracts with these governmental customers generally may be terminated at any time at the option of the customer. Advanced Sciences' WIPP Contract and Rocky Flats Contract accounted for approximately, 68% and 20% in 1999, and 61% and 23% in 1998, respectively, of the Company's sales. No other project accounted for more than 10% of the Company's sales for such period. Applied benefits substantially from its long-term relationships with many of its customers which result in a significant amount of repeat business.

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

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its affiliates. All such activities are company-sponsored. Research and development expenditures for the Company and its affiliates including discontinued operations were $748,000 and $543,000 for the years ended December 31, 1999 and 1998, respectively. These expenditures relate to Separation for the period from October 1, 1998 through December 31, 1999 and Polymer for 1998 and 1999.

INTELLECTUAL PROPERTY

         In September 1997, Separation filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockheed Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, the Company has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. In January 1999, Separation filed a U.S. patent application for chromium removal and recovery covering the sole invention of Dr. W.S. Winston Ho, Senior Vice President - Technology. In February 1999, Separation filed a U.S. Patent Application for using a strip dispersion technique with SLiM covering the sole invention of Dr. W.S. Winston Ho. In February 2000, Separation filed three U.S. Patent Application for using a strip dispersion technique and interfacial polymerization with SLiM covering the sole inventions of Dr. W.S. Winston Ho.

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

         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. Applied, on behalf of itself and its subsidiaries, also maintains contractor's pollution insurance with limits of $15.0 million per occurrence and $15.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against Separation or the Company (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1999.

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




                                                                                   High         Low
                                                                                   ----         ---

       Fiscal 1999
             First Quarter................................................        $0.12          $0.06
             Second Quarter...............................................         0.08           0.06
             Third Quarter................................................         0.20           0.06
             Fourth Quarter...............................................         0.14           0.05
       Fiscal 1998
             First Quarter................................................         0.84           0.37
             Second Quarter...............................................         0.56           0.22
             Third Quarter................................................         0.28           0.09
             Fourth Quarter...............................................         0.12           0.06



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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The following table presents selected financial data of the Company, as of December 31, 1999, for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999. During 1998, the Company's investment in Applied fell below 50% and is accounted for under the equity method of accounting, since that time. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the consolidated financial statements of the Company as of December 31, 1998 and for the period from acquisition to December 31, 1997. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:



                                                                   Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                           1995            1996            1997             1998             1999
                                       --------------------------------------------------------------------------------


 Revenue..........................     $  1,044,000   $   5,253,000   $   19,493,000    $   1,632,000    $      337,000
 Net (loss) from continuing              (2,969,000)     (8,311,000)     (13,507,000)      (1,834,000)       (2,950,000)
    operations
 Discontinued operations..........                -               -                -       (4,927,000)         (946,000)
 Net (loss).......................       (2,969,000)     (8,311,000)     (13,507,000)      (6,761,000)       (3,896,000)
 Net (loss) per share from
    continuing operations.........             (.06)           (.15)            (.27)            (.03)             (.05)
  Net (loss) per share -
    continuing and discontinued...             (.06)           (.15)            (.27)            (.11)             (.06)
  Dividends per common share......                -               -                -                -                 -




Consolidated Balance Sheet Data:

                                                                   Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                           1995            1996            1997             1998             1999
                                       --------------------------------------------------------------------------------

Total assets......................     $  5,321,000   $  41,113,000   $   35,016,000    $   8,029,000    $    5,134,000

Long-term obligations (including
    current portion)..............        4,994,000       8,333,000        6,952,000        6,250,000         6,279,000


Redeemable preferred stock........                0               0        3,557,000                0                 0


         MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------  -------------------------------------------------

Overview

         From the Company's acquisition of Applied's predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Solution, Separation, Advanced Sciences (which accounts for substantially all of Applied's revenues) and CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to below 50%. While the Company's financial condition for the year ended December 31, 1997 consolidates that of Applied and its operating subsidiaries, including Advanced Sciences, beginning February 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 1999 and 1998 and for the period since the acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" and "Certain Relationships and Related Transactions."

Results of Operations

         Year ended December 31, 1999 compared to year ended December 31, 1998

         Revenues for the year ended December 31, 1999 were $337,000 as compared to $1,632,000 for the year ended December 31, 1998. Such revenues for 1999 consisted of twelve months of Separation's revenues which were consolidated with that of the Company. As of February 1998, the Company's ownership of Applied dropped below 50% and therefore the results of Applied were not consolidated with those of the Company subsequent to that date. Revenues for 1998 consisted of $1,251,000 of revenues from Applied for the month of January, and the remaining balance consisted primarily of revenues in connection with recovery of bad debt associated with a non performing loan. Cost of sales for the year ended December 31, 1999 were $541,000 which related to Separation, as compared to $961,000 for 1998 which were Applied's results for the month of January. Cost of sales include direct labor and fringes, subcontractor costs, travel related expenses and material purchases.

         Research and development costs were $338,000 for the year ended December 31, 1999 as compared to $303,000 for the year ended December 31, 1998. The 1999 results consisted of twelve months of Separation's research and development costs. The 1998 results included $173,000 from Applied's results for January and $130,000 from Separation which was consolidated with the Company's results for the last quarter of 1998. A significant cause for the decrease was that the 1998 results include only one month of Applied's activity.

         General and administrative expenses were $1,672,000 for the year ended December 31, 1999 as compared to $7,443,000 for the year ended December 31, 1998. In 1999, $743,000 of general and administrative expenses related to Separation's results as compared to $1,096,000 for the year ended December 31, 1998. In 1999, Separation' general and administrative expenses decreased due to a reduction in the number of employees and thereby reducing the amount of related expenses. In 1998, the Company incurred a net charge of approximately $1,962,000 for the write off of certain related party loans and $660,000 for the impairment of certain warrants relating to the purchase of Applied common shares.

         In 1998, the Company recorded a gain on sale of subsidiary stock of $7,623,000. This gain resulted from two private placements, one of which the Company sold 1,724,250 shares of Applied Common Stock as a result of conversions of the remaining 46,800 shares of Series D Preferred Stock, and the second of which the Company sold 2,782,646 shares of Applied Common Stock.

         In 1999, the Company incurred $1,478,000 of losses from unconsolidated affiliates as compared to $2,229,000 of losses from unconsolidated affiliates for 1998. The losses are primarily attributable to Applied. Effective February 1998, results from Applied were not consolidated with the Company and therefore the Company recorded its pro-rata share of the losses from Applied for the remainder of the period.

         Minority interest's share of the loss in consolidated subsidiaries was $1,786,000 in 1999 as compared to $468,000 in 1998. The Company had recorded minority interest income relating to Applied's losses for the month of January 1998. Minority interest income for 1999 relates to the portion of Separation's losses which belong to the minority shareholders of Separation.

         Interest income was $23,000 in 1999 as compared to $523,000 in 1998. Interest income in 1998 resulted primarily from intercompany loans with Applied.

         Interest expense was $520,000 in 1999 as compared to $616,000 in 1998. As of December 31, 1998, the Company has fully amortized deferred loan fees in connection with its long term indebtedness.

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Accordingly, the Company recorded a loss from discontinued operations of $946,000 in 1999 and $4,927,000 at December 31, 1998, relating to Polymer.

         Year ended December 31, 1998 compared to year ended December 31, 1997

         Revenues for the year ended December 31, 1998 were $1,632,000 as compared to $19,493,000 for the year ended December 31, 1997. Such revenues for 1997 consisted of twelve months of Applied's revenues which were consolidated with that of the Company. As of February 1998, the Company's ownership of Applied dropped below 50% and therefore the results of Applied were not consolidated with those of the Company as of that date. Revenues for 1998 consisted of $1,251,000 of revenues from Applied for the month of January, and the remaining balance consisted primarily of revenues in connection with recovery of bad debt associated with a non performing loan. Cost of sales for the year ended December 31, 1998 were $961,000 which related to Applied for the month of January, as compared to $16,325,000 for 1997 which were Applied's results for the year of 1997. Cost of sales include direct labor and fringes, subcontractor costs, travel related expenses and material purchases.

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

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit at December 31, 1999 of approximately $30,000. Accordingly, the Company recorded discontinued operations of $4,927,000 in 1998 relating to Polymer.

LIQUIDITY AND CAPITAL RESOURCES

         From May 1997 through February 1998, in a series of private transactions, the Company sold an aggregate of 2,782,646 shares of common stock of Applied that it owned and 88,000 shares of Series D Preferred Stock, to certain private investors for an aggregate of $13,062,000 in net proceeds. The Series D Preferred Stock converted into 4,019,210 shares of common stock of Applied that the Company owned. These transactions resulted in the Company's ownership of Applied common stock from 15,000,000 shares to 8,198,144 shares. On November 24, 1999, the Company elected to convert all of the issued and outstanding shares of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock into an aggregate of 7,258,533 shares of Applied common stock, and such shares of Applied common stock were issued to the Company as of that date. See "Certain Relationships and Related Transactions."

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

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000.

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

         The Company has sustained losses of $3,896,000, $6,761,000 and $13,507,000 for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, the Company had a working capital deficit of $8,056,000 and $438,000, respectively, and a Stockholders' Deficit of $6,349,000 at December 31, 1999 and $2,422,000 at December 31, 1998. The Company's increase in stockholders' deficit is primarily due to the net loss for the period.

         The Company is in the process of obtaining financing through external sources of its subsidiaries in order to meet its capital requirements for 2000. There can be no assurance that such financings will be available or, if available, that it will be on terms satisfactory to the Company. Until the completion of such financings, the Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $33,000,000, which expire in the years 2000 through 2019. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance of $11,276,000 has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-42 of this Annual Report and are incorporated herein by reference. The financial statements of the Company's significant subsidiary, Commodore Applied Technologies, Inc., are also included on pages F-43 through F-87 of this Annual Report and are incorporated herein by reference.

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

                                    PART III
                                    --------

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
----------------------

         Bentley J. Blum has served as a director of the Company since 1984 and served as the Chairman of the Board from 1984 to November 1996 and subsequently since June 1998. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of the Company and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1999, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 1999, 1998, and 1997 to the Company's Chief Executive Officer at December 31, 1999, and to one additional individual who served as the Company's Chief Executive Officer during 1998, but not at December 31, 1998.


                                                                     Summary Compensation Table


                                              Annual Compensation                            Long-Term Compensation
                             -------------------------------------------------   ----------------------------------------
                                                                       Other                     Securities                    All
                                                                      Annual      Restricted       Under-                     Other
                                                                      Compen-        Stock          lying         LTIP       Compen-
    Name and Principal                      Salary       Bonus        sation       Award(s)        Options       Payouts      sation
         Position            Year             ($)         ($)           ($)           ($)            (#)           ($)          ($)
---------------------------  ----           ------       -----        ------      ----------     -----------     -------     -------

Bentley J. Blum              1999            -0-          -0-          -0-            -0-            -0-          -0-          -0-
                             1998            -0-          -0-          -0-            -0-        4,500,000        -0-          -0-
Chief Executive Officer      1997            -0-          -0-          -0-            -0-            -0-          -0-          -0-

Paul E. Hannesson            1999            -0-          -0-          -0-            -0-            -0-          -0-          -0-
Former Chief Executive       1998         58,658(1)       -0-        1,620(3)         -0-          525,705        -0-          -0-
Officer                      1997         15,302(1)     3,874(2)       930(3)         -0-        3,450,000(4)     -0-          -0-

--------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1997 and 1998 was $395,000 and $434,500, respectively. Certain portions of such base salaries were also allocated to Applied and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company. Mr. Hannesson's total annual incentive bonus for 1997 $100,000. Certain portions of such annual incentive bonuses were also allocated to Applied and Separation.

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

STOCK OPTIONS

         No stock options were granted during the year ended December 31, 1999 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1999.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 1999 by the individuals listed in the Summary Compensation Table.


                                Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                                                      Number Of                     Value Of
                                                                                     Securities                   Unexercised
                                                                                     Underlying                   In-The-Money
                                                                                     Unexercised                    Options
                                                                                       Options                  At Fiscal Year-
                                      Shares                Value               At Fiscal Year-End(#)                End($)
             Name                   Acquired On           Realized                  Exercisable/                  Exercisable/
                                   Exercise (#)            ($)(1)                   Unexercisable               Unexercisable(2)
 --------------------           -------------------   ----------------         ----------------------         ------------------

 Bentley J. Blum                         -0-                  -0-                     4,500,000/-0-                 -0-/-0-

 Jerry Karlik                            -0-                  -0-                       50,000/-0-                  -0-/-0-


           (1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

           (2) Represents the difference between the last reported sale price of the Common Stock on December 31, 1999, and the exercise price of the option multiplied by the applicable number of options exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive Officer Compensation

         Base Salaries. In 1999, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

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

         For 1999, neither the Company nor Separation have incurred any compensation expense for Mr. Hannesson. Mr. Hannesson's base salary increased from $395,000 for 1997 to $434,500 for 1998, representing an increase of approximately 10%. Such base salary was allocated among the Company, Applied and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Separation paid $58,658, $271,465 and $94,504, respectively, of such salary.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 1999, no incentive bonuses were paid to any officers or employees.

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

         No options were granted in 1999. A total of 8,245,000 stock options were granted in 1998, of which 4,500,000 and 525,705 were granted to Messrs. Blum and Hannesson, respectively, and 50,000 were granted to the other individual named in the Summary Compensation Table. The number of stock options granted in 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

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

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1999, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

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



                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------        -------------------------

Bentley J. Blum.............................             34,979,737(3)                     52.0%

Paul E. Hannesson...........................              6,325,705(4)                     10.0%

Credit Agricole Deux Sevres.................              7,500,000(5)                     10.7%

Jerry Karlik................................                250,000(6)                       *

All executive officers
  and directors as
  a group (2 persons).......................             35,229,737                        52.3%

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

(3) Represents Mr. Blum's beneficial ownership of 28,479,737 shares, his spouse's ownership of 2,000,000 shares of Common Stock of the Company and 4,500,000 shares of Common Stock underlying currently exercisable options, representing together 52.0% of the outstanding shares of Company Common Stock at March 26, 2000. Does not include 450,400 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

SALE OF POLYMER TECHNOLOGIES

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $100,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1998 and the years ended December 31, 1999 and 1998.

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

         Pursuant to the terms of the CERASET License, Polymer Technologies had agreed to pay a subsidiary of Lanxide a royalty equal to 4% of the net sales price of all products sold by Polymer Technologies and any of its sublicensees, which are manufactured using the CERASET technology until the aggregate royalty payments equal $4.0 million. Thereafter, Lanxide's subsidiary will be entitled to receive a royalty equal to 2% of the net sales price of all products sold by Polymer Technologies and its sublicensees, which are manufactured using the CERASET technology. See "Business--Polymer Manufacturing and Sales."

                                     PART IV
                                     -------

         EXHIBITS, FINANCIAL STATEMENT
ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------

         The following documents are filed as part of this Annual Report:


                                                                                                    Page No.
                                                                                                    --------

Financial Statements.
Commodore Environmental Services, Inc.
         Independent Auditor's Report......................................................            F-1
         Report of Independent Accountants.................................................            F-1A
         Consolidated Balance Sheets as of December 31, 1999 and 1998......................            F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997.........................................            F-3
         Consolidated  Statements  of  Stockholders' Equity (Deficit) for the years ended
                  December 31, 1999, 1998 and 1997.........................................            F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997.........................................            F-5
         Notes to Consolidated Financial Statements........................................            F-7

Commodore Applied Technologies, Inc.
         Independent Auditor's Report......................................................           F-43
         Report of Independent Accountants.................................................           F-43A
         Consolidated Balance Sheets as of December 31, 1999 and 1998......................           F-44
         Consolidated  Statements of Operations for the years ended December 31,
                  1999, 1998 and 1997......................................................           F-46
         Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1999, 1998 and 1997...................................           F-47
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997.........................................           F-50
         Notes to Consolidated Financial Statements........................................           F-52


         Except for the unconsolidated financial statements of Commodore Applied Technologies, Inc. included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 1999 and 1998




                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                                                     Index

----------------------------------------------------------------------------------------------------------






                                                                                        Page
                                                                                        ----

Independent Auditor's Report                                                             F-1

Report of Independent Accountants                                                        F-1A

Consolidated Balance Sheet as of December 31, 1999 and 1998                              F-2

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998, and 1997                                                   F-3

Consolidated Statements of Stockholders' (Deficit) Equity for the
  years ended December 31, 1999, 1998, and 1997                                          F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997                                                      F-6

Notes to Consolidated Financial Statements                                               F-8



                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.

We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses, net cash outflows from operations, and has a net stockholders deficit that raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City,  Utah
February 4, 2000,
except notes 15 and 22
which are dated
March 6, 2000

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Commodore Environmental Services, Inc.

In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the results of operations and cash flows of Commodore Environmental Services, Inc. and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Commodore Environmental Services, Inc. for any period subsequent to December 31, 1997.


Price Waterhouse LLP


Philadelphia, Pennsylvania
March 30, 1998


                                                                            F-1A

----------------------------------------------------------------------------------------------------------



                                                                              1999             1998
                                                                        ----------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                                          $              30   $          712
     Accounts receivable                                                               10                1
     Restricted cash and certificates of deposit                                      270              260
     Inventory                                                                        519              685
                                                                        ----------------------------------

                Total current assets                                                  829            1,658

Other receivables                                                                     321              321
Investments                                                                         3,085            4,630
Property and equipment, net                                                           736            1,154
Other assets:
     Patents and completed technology, net of
       accumulated amortization of $26 and $14, respectively                          145              148
     Other assets                                                                      18               18
                                                                        ----------------------------------

                Total other assets                                                    163              166

Net assets of discontinued operations                                                   -              100
                                                                        ----------------------------------

                Total assets                                            $           5,134   $        8,029
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






                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                                Consolidated Balance Sheet

                                                                                December 31, 1999 and 1998
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Deficit                            1999            1998
              -------------------------------------
                                                                        ----------------------------------


Current liabilities:
     Accounts payable                                                   $             531   $           78
     Due to related parties                                                         2,911              281
     Other accrued liabilities                                                      1,180            1,287
     Unearned revenue                                                                 263              450
     Bonds payable - current                                                        4,000                -
                                                                        ----------------------------------

                Total current liabilities                                           8,885            2,096
                                                                        ----------------------------------

Bonds payable and long-term debt                                                        -            4,000
Promissory note to related party                                                    2,250            2,250
Net liabilities of discontinued operations                                             29                -
                                                                        ----------------------------------

                Total liabilities                                                  11,164            8,346
                                                                        ----------------------------------

Minority interests in consolidated subsidiaries                                       319            2,105
Commitments and contingencies                                                           -                -
Stockholders' deficit:
     Preferred Stock, par value $0.01 per share,
       10,000,000 shares authorized, 3,912,202 shares
       issued and outstanding at December 31, 1999
       and 1998                                                                        39               39
     Common Stock, par value $0.01 per share,
       100,000,000 shares authorized, 62,796,476
       shares issued and outstanding at
       December 31, 1999 and 1998                                                     628              628
     Additional paid-in capital                                                    46,710           46,741
     Accumulated deficit                                                          (53,701)         (49,805)
                                                                        ----------------------------------

                                                                                   (6,324)          (2,397)

Less 506,329 common shares of treasury stock at cost                                  (25)             (25)
                                                                        ----------------------------------

                Total stockholders' deficit                                        (6,349)          (2,422)
                                                                        ----------------------------------

                Total liabilities and stockholders' deficit             $           5,134   $        8,029
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





                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                      Consolidated Statement of Operations

                                                              Years Ended December 31, 1999, 1998 and 1997
                                                             (Amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------



                                                                    1999            1998          1997
                                                              --------------------------------------------
Revenues:
     Contract revenues                                        $           337   $     1,251   $     19,493
     Other operating income                                                 -           381              -
                                                              --------------------------------------------

                Total revenues                                            337         1,632         19,493
                                                              --------------------------------------------

Costs and expenses:
     Cost of sales                                                        541           961         16,325
     Research and development                                             338           303          3,074
     General and administrative                                         1,672         7,443         17,058
     Depreciation and amortization                                        547           528          1,282
                                                              --------------------------------------------

                Total costs and expenses                                3,098         9,235         37,739
                                                              --------------------------------------------

Loss from operations:                                                  (2,761)       (7,603)       (18,246)

Interest income                                                            23           523          1,004
Gain on sale of subsidiary stock                                            -         7,623          1,896
Interest expense                                                         (520)         (616)        (1,052)
Equity in losses of unconsolidated affiliate                           (1,478)       (2,229)        (1,827)
                                                              --------------------------------------------

Loss before income taxes, minority interests, and
  discontinued operations                                              (4,736)       (2,302)       (18,225)
Income tax expense                                                          -             -              -
                                                              --------------------------------------------

Net loss before minority interests and discontinued operations         (4,736)       (2,302)       (18,225)
Minority interests in consolidated subsidiaries                         1,786           468          4,718
                                                              --------------------------------------------

Loss from continuing operations                                        (2,950)       (1,834)       (13,507)

Discontinued operations:
     Loss from discontinued operations                                   (946)       (4,927)             -
                                                              --------------------------------------------

                Net loss                                      $        (3,896)  $    (6,761)  $    (13,507)
                                                              --------------------------------------------

Net loss per share - basic and diluted -
   continuing operations$                                     $          (.05)  $      (.03)  $       (.27)

Net loss per share - basic and diluted -
   discontinued operations                                               (.01)         (.08)             -
                                                              --------------------------------------------

Total loss per share                                          $          (.06)  $      (.11)  $       (.27)
                                                              --------------------------------------------

Number of weighted average shares outstanding                          62,290        61,981         58,482
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







                                                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                               AND SUBSIDIARIES
                                                       Consolidated Statement of Stockholders' (Deficit) Equity

                                                                  Years Ended December 31, 1999, 1998, and 1997
                                                       (Amounts in thousands, except shares and per share data)
---------------------------------------------------------------------------------------------------------------



                                                            Preferred Stock                 Common Stock
                                                    -----------------------------------------------------------
                                                      Shares          Amount            Shares           Amount
                                                    -----------------------------------------------------------


Balance, January 1, 1997                            4,649,917      $        46        57,924,368    $       579

Equity gains on changes of interest
  in consolidated subsidiaries                              -                -                 -              -
Issuance of Common Stock for
   services                                                 -                -           500,000              5
Issuance of Common Stock -
  exercise of options and warrants                          -                -           512,435              5
Issuance of Common Stock -
  conversion of Preferred Stock                      (340,340)              (3)          296,780              3
Issuance of stock options for services                      -                -                 -              -
Dividends on Preferred Stock                                -                -                 -              -
Beneficial conversation feature on
  Series D Preferred Stock                                  -                -                 -              -
Net loss                                                    -                -                 -              -
                                                    -----------------------------------------------------------

Balance, December 31, 1997                          4,309,577               43        59,233,583            592

Equity gains on changes of interest
  in subsidiary                                             -                -                 -              -
Issuance of Common Stock for
  services                                                  -                -           500,000              5
Issuance of stock options for services                      -                -                 -              -
Issuance of Common Stock -
  exercise of options and warrants                          -                -           591,143              6
Issuance of Common Stock -
  conversion of Preferred Stock                      (397,375)              (4)        2,471,750             25
Dividends on Preferred Stock                                -                -                 -              -
Net loss                                                    -                -                 -              -
                                                    -----------------------------------------------------------

Balance, December 31, 1998                          3,912,202               39        62,796,476            628
Equity losses on changes of interest in
  subsidiary                                                -                -                 -              -
Net loss                                                    -                -                 -              -
                                                    -----------------------------------------------------------

Balance December 31, 1999                           3,912,202      $        39        62,796,476    $       628
                                                    ===========================================================


                                                                         COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                               AND SUBSIDIARIES
                                                       Consolidated Statement of Stockholders' (Deficit) Equity

                                                                  Years Ended December 31, 1999, 1998, and 1997
                                                       (Amounts in thousands, except shares and per share data)
---------------------------------------------------------------------------------------------------------------


                                                                                                       Total
                                                    Additional                         Common       Stockholders'
                                                     Paid-In       Accumulated        Stock Held      Equity
                                                     Capital          Deficit         In Treasury    (Deficit)
                                                    -------------------------------------------------------------

Balance, January 1, 1997                            $  41,768      $   (29,537)       $      (25)   $    12,831

Equity gains on changes of interest
  in consolidated subsidiaries                          3,517                -                 -          3,517
Issuance of Common Stock for
   services                                               308                -                 -            313
Issuance of Common Stock -
  exercise of options and warrants                         44                -                 -             49
Issuance of Common Stock -
  conversion of Preferred Stock                             -                -                 -              -
Issuance of stock options for services                    650                -                 -            650
Dividends on Preferred Stock                           (1,766)               -                 -         (1,766)
Beneficial conversation feature on
  Series D Preferred Stock                              1,553                -                 -          1,553
Net loss                                                    -          (13,507)                -        (13,507)
                                                    ------------------------------------------------------------

Balance, December 31, 1997                             46,074          (43,044)              (25)         3,640

Equity gains on changes of interest
  in subsidiary                                           720                -                 -            720
Issuance of Common Stock for
  services                                                 50                -                 -             55
Issuance of stock options for services                    164                -                 -            164
Issuance of Common Stock -
  exercise of options and warrants                         33                -                 -             39
Issuance of Common Stock -
  conversion of Preferred Stock                           (21)               -                 -              -
Dividends on Preferred Stock                             (279)               -                 -           (279)
Net loss                                                    -           (6,761)                -         (6,761)
                                                    ------------------------------------------------------------

Balance, December 31, 1998                             46,741          (49,805)              (25)        (2,422)
Equity losses on changes of interest in
  subsidiary                                              (31)               -                 -            (31)
Net loss                                                    -           (3,896)                -         (3,896)
                                                    ------------------------------------------------------------

Balance December 31, 1999                           $  46,710      $   (53,701)       $      (25)   $    (6,349)
                                                    =============================================================

---------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                            F-4



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows

                                                             Years Ended December 31, 1999, 1998, and 1997
                                                   (Amounts in thousands, except shares and per share data)
-------------------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                            ----------------------------------------------
                                                                 1999           1998            1997
                                                            ----------------------------------------------
Cash flows from operating activities:
     Net loss                                               $        (3,896)  $     (6,761)  $     (13,507)
     Loss from discontinued operations                                  946          4,927               -
     Adjustments to reconcile net loss to cash used in
      operating activities:
         Minority interests in losses of subsidiaries                (1,786)          (468)         (4,718)
         Depreciation and amortization                                  547            528           1,282
         Equity in losses of unconsolidated subsidiary                1,478          2,229           1,827
         Accrued interest on loan receivables                             -           (110)              -
         Provision for related party bad debt                             -            921           1,043
         Provision for investment in, and receivables from,
           related party                                                             4,694           2,000
         Gain on sale of subsidiary stock                                 -         (7,623)         (1,896)
         Issuance of common stock and
           stock options for services                                     -            219             936
         Other non-cash charges                                           -           (131)            197
     Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                             (9)           138           4,085
         Other receivables                                                -            163            (132)
         Patents and completed technology                                 -              -            (401)
         Inventory                                                      166           (181)           (360)
         Restricted cash                                                (10)           153           1,505
         Prepaid and other assets                                         -            127             180
         Other assets                                                     -            (75)            106
         Accounts payable                                               453           (724)         (1,651)
         Insurance loss reserve                                           -              -          (1,275)
         Other accrued liabilities and deferred revenue                (294)           (62)           (196)
                                                            ----------------------------------------------

         Net cash used in continuing operations                      (2,405)        (2,036)        (10,975)
         Net cash used in discontinued operations                      (817)          (561)              -
                                                            ----------------------------------------------

                Net cash used in operating activities                (3,222)        (2,597)        (10,975)
                                                            ----------------------------------------------

Cash flows from investing activities:
     Payments on notes receivables                                        -            869               -
     Decrease (increase) in related party receivables,
       net of payments                                                    -              -          (1,875)
     Purchase of property and equipment                                 (81)           (40)         (1,409)
     Purchase of patents and completed technology                        (9)             -               -
     Increase in investments and advances                                 -           (779)         (1,723)
     Investment in related party                                          -              -          (2,000)
     Proceeds from sale of subsidiary's common stock                      -          5,450               -
     Loans to (repayments from) related party                             -         (4,641)              -
     Deconsolidation of subsidiary owned cash                             -        (11,060)              -
     Cash acquired in subsidiary's acquisition                            -            715               -
                                                            ----------------------------------------------

     Cash for investing activities - continuing operations              (90)        (9,486)         (7,007)
     Cash for investing activities - discontinued operations              -           (530)              -
                                                            ----------------------------------------------

                Net cash used in investing activities                   (90)       (10,016)         (7,007)
                                                            ----------------------------------------------
----------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-5




                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                            ----------------------------------------------
                                                                 1999           1998            1997
                                                            ----------------------------------------------


Cash flows from financing activities:
     Proceeds from subsidiaries' sale of common and
       preferred stock                                                    -              -          15,097
     Proceeds from exercise of options and warrants                       -             39              49
     Proceeds from the sale of redeemable preferred stock                 -              -           7,612
     Borrowings under (repayments on) line of credit                      -           (130)         (5,843)
     Proceeds from long-term debt                                         -              7               -
     Payments on long-term debt                                           -             (6)            (72)
     Preferred stock cash dividends                                       -           (127)           (289)
     Preferred stock dividends paid by subsidiary                         -              -            (438)
     Borrowings from (repayments to) related parties                  2,630              -             128
                                                            ----------------------------------------------

     Cash for financing activities - continuing operations            2,630           (217)         16,244
     Cash for financing activities - discontinued operations              -              -               -
                                                            ----------------------------------------------

                Net cash provided by (used in)
                financing activities                                  2,630           (217)         16,244
                                                            ----------------------------------------------

Decrease in cash and cash equivalents                                  (682)       (12,830)         (1,738)

Cash and cash equivalents, beginning of year                            712         13,542          15,280
                                                            ----------------------------------------------

Cash and cash equivalents, end of year                      $            30   $        712   $      13,542
                                                            ----------------------------------------------

Supplemental disclosure of cash flow information:

         Interest paid                                      $           340   $        526   $         972
                                                            ----------------------------------------------

         Income taxes paid                                  $             -   $          -   $          53
                                                            ----------------------------------------------


(See Note 16 for non-cash investing and financing activities)


----------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                                                       F-6

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


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


As discussed in Note 18, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the three year periods ended December 31, 1999:


                              Applied                      Separation
                              -------                      ----------

January 1, 1997    69 percent owned by           100 percent owned by Applied
                   Commodore and consolidated    and consolidated with Applied
                   with Commodore

April 1997                          -            Initial Public Offering of 13
                                                 percent of the common stock of
                                                 Separation

Throughout 1997    Applied sells new common stock
                   and Commodore sells holdings
                   in Applied Common stock,                                -
                   reducing Commodore's
                   ownership in Applied

December 31, 1997  56 percent owned by           87 percent owned by Applied
                   Commodore and consolidated    and consolidated with Applied
                   with Commodore




--------------------------------------------------------------------------------
                                                                             F-7

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Background Continued

                              Applied                      Separation
                              -------                      ----------
February 1998      Commodore's ownership in
                   Applied drops below 50 percent,
                   Commodore begins to account                             -
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

November 1999      Commodore converted preferred
                   stock to common stock,
                   increasing its common stock                             -
                   ownership to 49%

December 31, 1999  49 percent owned by           87 percent owned by Commodore
                   Commodore and accounted for   and consolidated
                   under the equity method       with Commodore.


2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Commodore and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method. In February 1998, Commodore's investment in Commodore Applied Technologies, Inc. ("Applied") fell below 50% and has been accounted for under the equity method of accounting (see Note 18). In September 1998, Commodore acquired Applied's 87% ownership of Commodore Separation Technologies, Inc. ("Separation"). Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 1999 and 1998 and for the period since acquisition (see Note 18).


Discontinued operations include Commodore Polymer Technologies, Inc. (Polymer) from March 5, 1998 (date of inception) through December 31, 1999. Polymer is a 100% owned subsidiary of Commodore. The Company sold Polymer effective March 6, 2000 (see Note 22).

--------------------------------------------------------------------------------
                                                                             F-8

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


Restricted Cash and Certificates of Deposit

Restricted cash at December 31, 1999 and 1998 consisted of $220 and $210 held in an interest bearing deposit accounts as collateral for a performance bond at December 31, 1999 and 1998, respectively, and $50 held in certificates of deposit at December 31, 1999 and 1998. Restricted cash and certificates of deposit are classified according to the term of their restriction.


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


Other Assets

Goodwill represented the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisition of ASI, a subsidiary of Commodore's formerly majority-owned subsidiary, Applied (see Note 18). Goodwill was being amortized on a straight-line basis over its estimated 30 year life. Effective February 1998, the Company accounted for Applied on the equity method and goodwill is no longer consolidated.


--------------------------------------------------------------------------------
                                                                             F-9

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Other Assets - Continued

Completed technology represents certain technology acquired in connection with the purchase of third-party interests in consolidated subsidiaries (See Note 18) and other technology acquired from a related party (see Note 15) which are being amortized on a straight-line basis over their estimated 7 and 15 year lives, respectively.


Patents are being amortized on a straight-line basis over their estimated life of 17 years.

Deferred financing costs which became fully amortized in 1998 were being amortized over 5 years.


Impairment of Long-Lived Assets

Commodore reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.


Unearned Revenue

Separation has unearned revenue of $263 and $450 at December 31, 1999 and 1998, respectively, related to the contracts described in the revenue recognition policy. Such amount has been deferred until the commencement of the contract.


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

Revenue Recognition - Continued

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


--------------------------------------------------------------------------------
                                                                            F-11

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of Significant Accounting Policies Continued

Revenue Recognition - Continued

In February 1998 and November 1997, Separation entered into two contracts with the State of Maryland for the treatment of chromium- contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1998, Separation had not yet commenced work on these contracts and accordingly, had not recorded revenue related to the contracts. As of December 31, 1999, Separation had not yet commenced work on the second contract and accordingly, had not recorded revenue related to this contract in 1999. Costs incurred in preparation for the commencement of the contract have been recorded as expenses as incurred.


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


Segment Reporting

In 1998, Commodore adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Commodore's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Commodore. Required disclosures are included in Note 20.


Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Convertible bonds, accounts receivable, notes receivables, long-term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 1999 and 1998.


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


Reclassification

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year presentation


3.   Going Concern

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that Commodore will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1999, 1998 and 1997, Commodore has incurred substantial losses and net cash outflows from operating activities. At December 31, 1999 and 1998, Commodore also has a net stockholders' deficit.

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



--------------------------------------------------------------------------------
                                                                            F-14

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Other Receivables

On December 30, 1994, Commodore entered into an agreement with one of its debtors whereby the debtor would pay to Commodore all future proceeds from a note which the debtor received as proceeds from the sale of the property. Management has adjusted the realization allowance to reflect its estimate of the net realizable value of the receivable. Other receivables comprise the following at December 31, 1999 and 1998:


Note receivable, with interest at
  10%, due in various installments
  through 2002, unsecured                                   $           221
Other receivables                                                       100
                                                            ---------------

     Total notes and other receivables
        net of realization allowance                        $           321
                                                            ---------------



5.   Notes Receivable

Commodore held a mortgage note receivable and other receivables of $2,715 at December 31, 1997. Because the note and receivables were non-performing according to their terms, Commodore had recorded realization allowances of $1,803 at December 31, 1997, in order to reduce the net book value of the receivables to $912 at such date. In 1998, Commodore collected $1,505 of non-performing receivables, of which $157 was collected against an advance, $100 paid as a settlement and $336 was recorded as a recovery of bad debt.


6.   Property and Equipment

Property and equipment consist of the following:


                                                          December 31,
                                                     ----------------------
                                                        1999       1998
                                                     ----------------------

Machinery and equipment                              $     1,370  $   1,289
Furniture, fixtures, and equipment                           366        366
Leasehold improvements                                       211        211
                                                     ----------------------

                                                           1,947      1,866

Less: accumulated depreciation
  and amortization                                         1,211        712
                                                     ----------------------

     Net property and equipment                      $       736  $   1,154
                                                     ----------------------


--------------------------------------------------------------------------------
                                                                            F-15

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Investments

Investments consist of the following:


                                                1999             1998
                                          ---------------------------------

Commodore Applied Technologies            $           2,987  $        4,496
Louisiana Property                                       98             134
                                          ---------------------------------

                                          $           3,085  $        4,630
                                          ---------------------------------



As described in notes 1, 2, and 18, the Company accounts for Applied on the equity method at December 31, 1999 and 1998. The difference between the carrying value of Commodore's ownership percentage in Applied and the equity book value on Applied's financial statements is the result of various equity sales of preferred stock by Applied. Condensed financial statements for Applied at December 31, 1999 and 1998 and for the years then ended are as follows:


                                                 December 31,
                                    ---------------------------------------
                                           1999                1998
                                    ---------------------------------------

Current assets                      $             6,001  $            5,341
                                    ---------------------------------------
Non-current assets                  $            10,046  $           10,276
                                    ---------------------------------------
Current liabilities                 $             5,195  $            3,524
                                    ---------------------------------------
Equity                              $             9,951  $           11,908
                                    ---------------------------------------




                                            Year Ended December 31,
                                    ---------------------------------------
                                           1999                1998
                                    ---------------------------------------

Revenues                            $            18,147  $           17,470
Expenses                                         22,132              23,005
                                    ---------------------------------------

              Net loss              $            (3,985) $           (5,535)
                                    ---------------------------------------



--------------------------------------------------------------------------------
                                                                            F-16

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Investments Continued

On August 6, 1996, Applied and Teledyne Environmental, Inc. formed a joint venture named Teledyne-Commodore, LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The LLC was funded by a capital contribution of $1,000 in cash each from Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In as much as Applied is accounted for on the equity method by Commodore in 1999 and 1998, the equity investment in Applied included the LLC. In February 1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. The investment was accounted for under the equity method on Applied's financial statement. Summarized information of the LLC's results of operations are as follows at December 31, 1997:


                                                                1997
                                                          -----------------

Revenues                                                  $             510
                                                          -----------------
Expenses                                                  $           4,163
                                                          -----------------



In 1994, Commodore obtained an interest in an oil and gas field located in Louisiana. The Louisiana property is approximately 10,000 acres and contains a number of oil producing wells. Remedial work and other minor repairs are being completed to bring some of its wells on line. Geological and geophysical studies on the Louisiana property have been performed and new drilling locations have been identified. The investment, aggregating $98 and $134 at December 31, 1999 and 1998, respectively, is accounted for under the equity method. Condensed financial information is not presented as the investment and its operations are immaterial to Commodore.



--------------------------------------------------------------------------------
                                                                            F-17

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Other Accrued Liabilities

Other accrued liabilities consist of the following:


                                                  1999           1998
                                            -------------------------------

Warrants issued  for purchase of
  Applied Common Stock                      $          1,054  $       1,054
Other                                                    126            233
                                            -------------------------------

                                            $          1,180  $       1,287
                                            -------------------------------



9.   Bonds Payable and Long-Term Debt

Bonds Payable

In 1993 and 1994, Commodore issued $4,000 of convertible bonds which carry an interest rate of 8.5% payable quarterly, and mature on June 3, 2000. The bonds are secured by 16,800,000 and 6,000,000 unissued shares of Commodore's Common Stock and Applied's Common Stock which Commodore owns, respectively. The bonds are convertible at any time into Common Stock of Commodore at the rate of one share per $1.00 of bond principal. To obtain the bonds, Commodore paid an aggregate commission of $480 in cash and issued 5 year warrants to purchase 2,233,332 shares of Common Stock at $.10 per share. The bonds are redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's Common Stock exceeds $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common Stock at a price of $.68 per share through December 31, 2000.


Promissory Note Payable

The Company has an 8% note payable to a former officer of a subsidiary. The principal amount of the loan is $2,250 at December 31, 1999 and 1998, and is due in 2006. The note is unsecured and requires interest only payments until maturity. Accrued and unpaid interest is $349 and $169 as of December 31, 1999 and 1998, respectively, and is included in amounts due to related parties.



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



10.  Income Taxes

Commodore provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.


The provision for income taxes for the years ended December 31, results in an effective tax rate which differs from federal income tax rates as follows:


                                        1999         1998         1997
                                    ---------------------------------------

Expected tax benefit at federal
  statutory rate                    $      (1,325)  $   (2,299)  $   (4,592)
State income taxes, net of federal
  income tax benefit                         (234)        (406)        (810)
Loss from unconsolidated subsidiary           591          892            -
Change in valuation allowance                 963        1,807        6,152
Other                                           5            6         (750)
                                    ---------------------------------------

Income tax benefit                  $           -   $        -   $        -
                                    ---------------------------------------



The components of the net deferred income tax as of December 31, are as follows:


                                        1999         1998         1997
                                    ---------------------------------------
Components of current deferred
   taxes, net:
     Reserve for uncollectible
       receivables and potential
       disallowances                $           -  $         -   $    2,104
     In-process technology                      -            -          969
     Net operating loss
       carryforward                        11,276       10,313       16,356
                                    ---------------------------------------

         Total                             11,276       10,313       19,429

Less: Valuation allowance                 (11,276)     (10,313)     (19,429)
                                    ---------------------------------------

         Total                      $           -  $         -   $        -
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


--------------------------------------------------------------------------------
                                                                            F-19

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Income Taxes Continued

Commodore conducts a periodic assessment of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 1999 and 1998, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.


Commodore has net operating loss ("NOL") carryforwards at December 31, 1999 of approximately $33,000 which includes the NOL of Separation and expire in the years 2000 through 2019. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.


11.  Stockholders' Equity

Common Stock

In 1997, Commodore issued 500,000 shares of Common Stock valued at $313 in exchange for services. In 1998, Commodore issued 500,000 shares of Common Stock valued at $55 in exchange for services. Common Stock issued through the exercise of options and warrants is described in Note 13.


Preferred Stock

Commodore has authorized 3,000,000 shares of Series AA Preferred Stock, par value $.01 per share. The Series AA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a 1 to 1 ratio. In 1997, 275,000 shares of Series AA Preferred Stock were converted into 275,000 shares of Commodore Common Stock. In 1998, 200,000 shares of Series AA Preferred Stock were converted into 200,000 shares of Commodore Common Stock. The Series AA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share. At December 31, 1999, 2,525,000 shares of Series AA Preferred Stock remained outstanding.


--------------------------------------------------------------------------------
                                                                            F-20

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Stockholders' Equity Continued

Preferred Stock - Continued

Commodore has authorized 1,600,000 shares of Series B Preferred Stock, par value $.01 per share. The Series B Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in 1998) and has a liquidation value of $1.00 per share. The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible into Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of Common Stock. In 1997, 65,340 shares of Series B Preferred Stock were converted into 21,780 shares of Commodore Common Stock. In 1998, 82,167 shares of Series B Preferred Stock were converted into 27,389 shares of Commodore Common Stock. At December 31, 1999, 1,387,202 shares of Series B Preferred Stock remained outstanding.


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


12.  Redeemable Preferred Stock

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


12.  Redeemable Preferred Stock Continued

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


As of December 31, 1998, the 88,000 shares of Series D Preferred Stock had been converted into an aggregate of 4,019,210 shares of Applied Common Stock, based upon conversion prices ranging from $1.50 per share to $3.69 per share during the two years ended December 31, 1998 and 1997. These conversions resulted in net gains of $3,046 and $1,896 during the years ended December 31, 1998 and 1997, respectively which were included in gain on sale of subsidiary stock.


--------------------------------------------------------------------------------
                                                                            F-22

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Redeemable Preferred Stock Continued

Because the Series D Preferred Stock was convertible into a security other than the Common Stock of Commodore, the Series D Preferred stock was classified as Redeemable Preferred Stock, and excluded from stockholder's equity.


13.  Stock Option Plan

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


                                    Number of                 Option Price
                                     Options      Warrants     Per Share
                                 ------------------------------------------

Outstanding at January 1, 1997         8,585,000   15,146,000  $0.05 - 1.12
     Granted                           6,155,000            -   0.60 - 1.13
     Exercised                          (190,000)    (323,000)  0.05 - 0.10
     Expired/Forfeited                (5,885,000)           -          1.12
                                 ------------------------------------------

Outstanding at December 31, 1997       8,665,000   14,823,000   0.05 - 1.13
     Granted                           8,245,000    3,557,000          0.10
     Exercised                                 -   (1,141,000)         0.10
     Expired/Forfeited                         -  (11,482,000)  0.01 - 0.10
     Rescinded                        (6,905,000)           -   0.10 - 0.84
                                 ------------------------------------------

Outstanding at December 31, 1998      10,005,000    5,757,000   0.10 - 1.13
     Granted                                   -            -             -
     Exercised                                 -            -             -
     Expired/Forfeited                         -     (200,000)         0.14
                                 ------------------------------------------

Outstanding December 31, 1999         10,005,000    5,557,000  $0.10 - 1.13
                                 ------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-23

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Stock Option Plan Continued

     Options exercisable are as follows:


                                                 December 31,
                                   ----------------------------------------
                                       1999          1998         1997
                                   ----------------------------------------

Options exercisable                    9,965,000     9,633,000    5,400,000

Options available for grant            9,755,000     9,755,000   18,000,000



14.  Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                           Years Ended December 31,
                                    ---------------------------------------
                                        1999         1998         1997
                                    ---------------------------------------

Net loss - as reported              $      (3,896)  $  (6,761)  $  (13,507)
Net loss - pro forma                $      (3,928)  $  (7,418)  $  (17,733)
Loss per share - as reported        $       (0.06)  $   (0.11)  $     (.27)
Loss per share - pro forma          $       (0.06)  $   (0.12)  $     (.34)



--------------------------------------------------------------------------------
                                                                            F-24

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Stock Based Compensation Continued

No option grants were made in 1999. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                     December 31,
                                                 1998            1997
                                            -------------------------------

Expected dividend yield                     $            -   $           -
Expected stock price volatility                        105%          60-65%
Risk-free interest rate                                  5%        4.9-6.3%
Expected life of options                         5-10 years      5-10 years
                                            -------------------------------


The weighted average fair value of options granted during 1998 and 1997 are $.10, and $.85, respectively.


The following table summarizes information about stock options and warrants outstanding at December 31, 1999.


                          Outstanding                    Exercisable
             --------------------------------------------------------------
                            Weighted
                            Average     Weighted                 Weighted
  Range of                 Remaining     Average                 Average
  Exercise      Number    Contractual   Exercise     Number    Exercisable
   Prices    Outstanding      Life        Price    Exercisable    Price
---------------------------------------------------------------------------

$        .10 11,802,000    3.22 years   $  0.10    11,430,000   $     0.10
   .37 - .50    450,000    3.67 years      0.41       450,000         0.41
         .68  2,000,000     .92 years      0.68     2,000,000         0.68
 1.12 - 1.13  1,310,000    6.87 years      1.13     1,310,000         1.13
---------------------------------------------------------------------------

$ .10 - 1.13 15,562,000    3.13 years   $  0.19    15,190,000   $     0.21
---------------------------------------------------------------------------


Stock Warrants

In 1998 and 1997, Warrants for the purchase of 591,143, shares, and 322,435 shares of Common Stock were exercised resulting in net proceeds to Commodore of $39, and $49, respectively.


In 1998, warrants for the purchase of 2,070,834 shares of common stock were issued to consultants, the warrants were valued at $81 and recorded as an expense.

As of December 31, 1999, all stock warrants are exercisable.

--------------------------------------------------------------------------------
                                                                            F-25

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Related Party Transactions

In March 1998, Applied held a note receivable from Lanxide Performance Materials, Inc. (LPM), a wholly owned subsidiary of Lanxide Corp. Lanxide Corp. was related to Commodore by significant common ownership. The receivable was recorded at a net realizable value of $831. During March 1998, Applied transferred its receivable from LPM and $500 cash to Commodore as a payment on amounts due under the September 1997 Intercompany Note (see Note 18).


Also in March 1998, Commodore incorporated Polymer as a wholly-owned subsidiary, and through Polymer exchanged its note receivable from LPM, including the note recently acquired from Applied, along with $500 cash for a license and trademark technology called CERASET owned by Lanxide. Commodore recorded the license at the carrying value of the notes receivable plus the cash exchanged. The Company sold its investment in Polymer on March 6, 2000 to a company related by common ownership (see Note 22).


Due to Related Parties

The Company has a note payable to a related party in the amount of $2,250 at December 31, 1999 and 1998 with accrued interest payable of $349 and $169, respectively (see note 9).

During 1999 the Company received advances of $2,300 from a company wholly owned by the majority shareholder of Commodore for which it has a payable at December 31, 1999 recorded in due to related parties.


The Company also has payables to Applied of $262 and $112 at December 31, 1999 and 1998.



--------------------------------------------------------------------------------
                                                                            F-26

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Non-Cash Investing and Financing Activities

During the years ended December 31, 1999, 1998, and 1997, Commodore had the following non-cash investing and financing transactions:

     1999
     ----
o Commodore recorded equity losses on changes of interest in Applied of $31 as a direct decrease in equity (see Note 18).

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


                        Assets

Cash                                                  $          11,060
Accounts receivable, net                                          2,926
Notes and advances to related parties                               911
Restricted cash and CDs                                             107
Inventory                                                           487
Prepaid and other current assets                                    275

Other receivables                                                    32
Investments and advances                                          1,333
Property and equipment, net                                       2,440
Patents and completed technology                                  1,144
Goodwill, net                                                     7,332
Other assets                                                         93
                                                      -----------------

         Total assets                                 $          28,140
                                                      -----------------

                     Liabilities

Accounts payable                                      $           1,441
Payables to related parties                                         251
Line of credit                                                    1,069
Accrued liabilities                                               3,794

Long term debt                                                       53
Notes to related parties                                          3,340
Minority interest                                                 6,645
                                                      -----------------

         Total liabilities                            $          16,593
                                                      -----------------
--------------------------------------------------------------------------------
                                                                            F-27

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


o In March 1998, Commodore transferred notes receivables from an affiliate of $3,936, and cash of $500 in exchange for purchased technology (see Note
     15).

--------------------------------------------------------------------------------
                                                                            F-28

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



16.  Non-Cash Investing and Financing Activities Continued

o In September 1998, Applied repaid Intercompany Notes of $5,506 through the exchange of a receivable from Separation of $357 and issuance of Preferred Stock of $5,149 (see Note 18).

o Commodore recorded equity gains on changes of interest in Applied of $720 as a direct increase in equity (see Note 18).

o The remaining shares of Series D Preferred Stock were converted into shares of Applied common stock held by Commodore.

o 397,375 shares of Preferred stock were converted into 2,471,750 shares of common stock.

o The Company distributed its common stock of Applied as a dividend to holders of Series D Preferred Stock in the amount of $152.


     1997
     ----
o In 1997, Commodore recorded equity gains on changes of interest in Applied of $3,517 as a direct increase in equity (see Note 18).

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



                                                   Years Ended December 31
                                             -----------------------------------
                                                 1999        1998       1997
                                             -----------------------------------

Net loss from continuing operations          $    (2,950)  $  (1,834) $ (13,507)
Preferred Stock dividends                              -        (279)    (1,766)
Dividends on Series D Preferred Stock
  (not declared)                                       -           -       (232)
                                             -----------------------------------

Net loss applicable to common
  shareholders from continuing operations         (2,950)     (2,113)   (15,505)

Net loss applicable to common
  shareholders from discontinued operations         (946)     (4,927)         -
                                             -----------------------------------

Total net loss applicable to common
shareholders                                 $    (3,896)$    (7,040)$  (15,505)
                                             -----------------------------------

Weighted average common shares
  outstanding (basic)                         62,290,000   61,981,000 58,482,000
                                             -----------------------------------
--------------------------------------------------------------------------------
                                                                            F-30

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Earnings Per Share Continued


Employee stock options (Note 14)              (*)        (*)        (*)
Series AA Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Series B Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Series C Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Warrants issued in connection with
  various transactions (Note 14)              (*)        (*)        (*)
                                            ------------------------------------

Weighted average common shares
 outstanding (diluted)                       62,290,000    61,981,000 58,482,000

Net loss per share - basic and diluted -
  continuing operations                      $      (.05)  $    (.03) $    (.27)

Net loss per share - basic and diluted -
  discontinued operations                    $      (.01)  $    (.08) $        -
                                             -----------------------------------

Total net loss per share                     $      (.06)  $    (.11) $    (.27)
                                             -----------------------------------

(*) Due to Commodore's loss from continuing operations in 1999, 1998, and 1997, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


18.  Acquisitions and Reorganizations

Commodore Applied Technologies, Inc.

At December 31, 1999 and 1998, Commodore owned 49% and 35%, respectively, of the Common Stock outstanding of Commodore Applied Technologies, Inc. ("Applied"). Commodore capitalized Applied in March 1996 by exchanging the capital stock of other consolidated subsidiaries; rights, titles, assets and properties related to certain proprietary technology; and a promissory note for all 15,000,000 newly issued shares of Applied. In February 1998, Commodore's investment in Applied fell below 50% due to the Company selling an aggregate of 2,782,646 shares of its investment in Applied. Accordingly, Applied was deconsolidated and is now accounted for under the equity method of accounting from February 1, 1998 through December 31, 1999.

--------------------------------------------------------------------------------
                                                                            F-31

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Acquisitions and Reorganizations Continued

Commodore Applied  Technologies,  Inc. - Continued

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

--------------------------------------------------------------------------------
                                                                            F-32

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Acquisitions and Reorganizations Continued

Commodore  Applied  Technologies,  Inc.  -  Continued

In March 1998, Applied transferred its $1.5 million receivable from Lanxide Performance Materials, Inc., a wholly-owned subsidiary of Lanxide Corporation, with a carrying value of $831 with $500 in cash for debt reduction for amounts due under the 1997 Intercompany Note (see Note 15). Lanxide was related to Commodore by substantial common ownership. In connection with the exchange, Applied issued a warrant to Commodore to purchase 14,000 shares of Common Stock at an exercise price of $4.50, 100% of the market price on the date of closing. The warrant expires in August 2001. The warrant issued in connection with this transaction was subsequently valued at $0 with no net effect on the financial statements.


On September 28, 1998, Applied repaid the Intercompany Notes Receivable which totaled $6,756 owed to Commodore by i) transferring its 87% interest in the common stock of Separation ii) issuing 20,909 shares of newly created Applied Series B Convertible Preferred Stock, iii) issuing 10,189 shares of newly created Applied Series C Convertible Preferred Stock, iv) issuing 20,391 of newly created Applied Series D Convertible Preferred Stock, v) transferring a $357 receivable from Separation, and vi) making a modification of the new warrants granted in connection with the 1998 Intercompany Note reducing the exercise price to $1.50. The value of the stock and receivable was determined by an outside unrelated party. The value of consideration received was less than the carrying amount of the Intercompany Notes. Accordingly, a $1,962 loss was recognized on satisfaction of the notes receivable and is included in general and administration expenses.


In November  1999,  Commodore  converted  all of its 51,489  shares of Applied's
Series B, C and D Convertible Preferred Stock to 7,258,533 shares of Applied's Common Stock, increasing its ownership of Applied Common Stock to 49%.


In December 1999, Applied paid dividends to the holders of its Series E Convertible Preferred Stock. As a result, Commodore recorded a decrease in its investment in Applied of $31 directly against equity.

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


18.  Acquisitions and Reorganizations Continued

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


The face value and liquidation value of the Separation Preferred Stock is $6,000. The non-cumulative dividend rate on the Separation Preferred Stock is 10%. For the years ended December 31, 1999, 1998 and 1997, Separation paid dividends to its Preferred shareholders of $0, $300 and $438, respectively.


Effective September 28, 1998, Commodore acquired Applied's 87% ownership of Separation, as part of the debt restructuring between Commodore and Applied as previously discussed. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 1999 and 1998 and for the period since the acquisition. The results of operations of Separation were consolidated with Commodore through January 1998, through Commodore's ownership in Applied. The unaudited pro forma combined results of operations of Commodore for the year ended December 31, 1998, as if the acquisition of Separation had occurred on January 1, 1998 is as follows:


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

--------------------------------------------------------------------------------
                                                                            F-34

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Acquisitions and Reorganizations Continued

Commodore Polymer Technologies,  Inc.

On March 5, 1998 Commodore incorporated a new company, Commodore Polymer Technologies, Inc. (Polymer), as a wholly-owned subsidiary and transferred the CERASET technology acquired from Lanxide into Polymer (see Note 15).


The Company has  determined  that  although  the CERASET  technology  has proven effective during testing, the commercial viability of the technology has not been demonstrated. Further, the Company is unable to determine the cost, in dollars or time, necessary to bring the CERASET technology to economic profitability. As a result of this uncertainty, at December 31, 1998 Polymer recorded an impairment on the technology asset of $4,154, bringing its net equity, and the investment of Commodore in Polymer to $100. Also in 1998 and through March 6, 2000 the Company began developing new Polymer technologies. During 1999 and 1998, the Company, through Polymer, has expensed approximately $240 and $410, respectively, related to the development of the new technologies. Effective March 6, 2000 Commodore sold all of its stock in Polymer, which contains the new technologies, to Blum Technology Trust, an entity with common majority ownership for $1,588,902, recognizing a gain on disposal of discontinued operations in 2000 (see Note 22).


Minority  Interests  in  Consolidated  Subsidiaries

Minority interest in the consolidated financial statements at December 31, 1999 and 1998 consist of the Separation Preferred Stock and accrued unpaid dividends to Separation's preferred stockholders. By December 31, 1998, all of Separation's Common Equity had been reduced to zero, resulting in 100% of the equity operations of Separation being attributed to Separation's preferred stockholders.


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

--------------------------------------------------------------------------------
                                                                            F-35

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



19.  Discontinued Operations

Condensed financial information for Polymer, which was discontinued, is as follows for the year ended December 31, 1999 and the period from March 5, 1998 (date of inception) through December 31, 1998:


                                                    1999          1998
                                                ---------------------------

Revenues                                        $          44  $         22

Costs and expenses                                       (990)         (795)
Impairment loss                                             -        (4,154)
                                                ---------------------------

Net loss before income tax expense                       (946)       (4,927)
Income tax expense                                          -             -
                                                ---------------------------

Net loss from discontinued operations           $        (946)  $    (4,927)
                                                ---------------------------

Net (liabilities) assets of discontinued operations consists of the following at December 31, 1999 and 1998:


                                                    1999          1998
                                                ---------------------------

Cash                                            $           -   $         1
Accounts receivable                                         -            12
Property and equipment, net                                21            27
Completed technology, net                                  60            60
Accounts payable                                         (110)            -
                                                ---------------------------

                                                $         (29)  $       100
                                                ---------------------------



--------------------------------------------------------------------------------
                                                                            F-36

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



20.  Segment Information

Using the guidelines set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Commodore has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Applied Technologies, Inc., ("Applied") which primarily provides various engineering, legal, sampling and public relations service to Government agencies on a cost -plus basis; Commodore Separation Technologies, Inc., ("Separation"), which provides water and contaminant separation by use of patented process; and Commodore Polymer Technologies, Inc. ("Polymer"), which specializes in the manufacture of ceramic bonding and refractory materials. Common overhead costs are allocated between segments based on a record of time spent by executives. Commodore evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Commodore's foreign and export sales and assets located outside of the Untied States are not significant. Summarized financial information concerning Commodore's reportable segments is shown in the following table. Effective February 1998, Commodore's investment in Applied fell below 50% and is now accounted for on the equity method. Accordingly, the 1998 results of operations reflected only one month for Applied and nothing is reflected for 1999. Effective September 28, 1998, Applied sold its investments in Separation to Commodore, and accordingly, the summarized information for Separation is only included from the date of sale for 1998. For 1997, Applied consolidated Separation since it owned 87% of the outstanding common stock and therefore for purposes of segment reporting, Separation's results for 1997 were deducted from Applied's amounts.


--------------------------------------------------------------------------------
                                                                            F-37

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




     1999                                                                                    Corporate
     ----                                                                                    Overhead&
                                                Total         Separation       Polymer         Other
                                           ---------------------------------------------------------------

Revenue                                    $            337    $        337   $         -   $            -
                                           ---------------------------------------------------------------

Costs and expenses:
   Cost of sales                                        541             541             -                -
   Research and development                             338             338             -                -
   General and administrative                         1,672             755             -              917
   Depreciation and
     amortization                                       547             507             -               40
                                           ---------------------------------------------------------------

     Total costs and expenses                         3,098           2,141             -              957
                                           ---------------------------------------------------------------

Loss from operations                                 (2,761)         (1,804)            -             (957)

Interest income                                          23              18             -                5
Interest expense                                       (520)              -             -             (520)
Equity in losses of
  unconsolidated subsidiary                          (1,478)              -             -           (1,478)
Minority interest                                     1,786           1,786             -                -
Income tax expense                                        -               -             -                -
Loss from discontinued operations                      (946)              -          (946)               -
                                           ---------------------------------------------------------------

Net loss                                   $         (3,896)   $          -   $      (946)  $       (2,950)
                                           ---------------------------------------------------------------

Total assets                               $          5,134    $      1,908   $         -   $        3,226
                                           ---------------------------------------------------------------

Expenditures for long-lived
  assets                                   $             90    $         90   $         -   $            -
                                           ---------------------------------------------------------------


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
                                      --------------------------------------------------------------------

Expenditures for long-lived
  assets                              $          70  $             $          5  $      30    $         35
                                      --------------------------------------------------------------------



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

--------------------------------------------------------------------------------

21.  Commitments and Contingencies

Operating Leases

Commodore and its subsidiaries are committed under non-cancelable operating leases for office space and other equipment. Future obligations under the leases for the next five years are as follows:


      Year                                                     Amount
      ----                                                     ------
     2000                                                 $             201
     2001                                                               207
     2002                                                                86
     2003                                                                21
                                                          -----------------

                                                          $             515
                                                          -----------------

Rent expenses were approximately $200, $137, and $847, in 1999, 1998 and 1997, respectively.


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


21.  Commitments and Contingencies Continued

Self-Insurance - Continued

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


22.  Subsequent Event

On March 6, 2000 the Company sold 100% of the stock in its wholly-owned subsidiary, Polymer, to an entity with common majority ownership for $1,588,902, recognizing a gain on disposal of discontinued operations.



--------------------------------------------------------------------------------
                                                                            F-42

                                                    INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMMODORE APPLIED TECHNOLOGIES, INC. AND SUBSIDIARIES as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  Tanner + Co.


Salt Lake City, Utah
February 18, 2000, except Note 18 which is dated March 17, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Commodore Applied Technologies, Inc. and its subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Commodore Applied Technologies, Inc. for any period subsequent to December 31, 1998.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 8, 1999



                                                                           F-43A

--------------------------------------------------------------------------------


                                                                    1999         1998
                                                                 ----------   ----------
              ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                          $    1,797   $    1,777
     Accounts receivable, net (Notes 2, 6 and 10)                     3,552        3,142
     Notes and advances to related parties (Note 15)                    265          130
     Restricted cash and certificates of deposit (Note 2)                21           21
     Prepaid assets and other current receivables                       366          271
                                                                 ----------   ----------

                  Total current assets                                6,001        5,341

Investments and advances (Note 7)                                        --           --
Property and equipment, net (Notes 2, 8 and 10)                       2,244        2,202
Other assets (Notes 2 and 5):
     Patents and completed technology, net of accumulated
       amortization of $425 and $296, respectively                      961          977
     Goodwill, net of accumulated amortization of $831
       and $575, respectively                                         6,841        7,097
                                                                 ----------   ----------


                  Total assets                                   $   16,047   $   15,617
                                                                 ----------   ----------





--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                            F-44

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 31, 1999 AND 1998
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                                       1999          1998
                                                                                   ----------    ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    1,792    $      975
     Current portion of long-term debt (Note 10)                                          200             5
     Line of credit (Note 10)                                                             948           361
     Other accrued liabilities (Note 9)                                                 2,255         2,183
                                                                                   ----------    ----------

                  Total current liabilities                                             5,195         3,524
                                                                                   ----------    ----------

Long-term debt (Note 10)                                                                  716            --
Notes payable to related parties (Note 15)                                                185           185
                                                                                   ----------    ----------

                  Total liabilities                                                     6,096         3,709

Minority interest in subsidiary (Note 5)                                                   --            --
Commitments and contingencies (Note 16)                                                    --            --
Stockholders' Equity:
     Convertible Preferred Stock, Series B, C and D, par value $.001 per share,
       6% non-cumulative dividends, 65,000 shares authorized, 0 and 51,489 share issued and outstanding, at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Convertible Preferred Stock, Series E,  par value $0.001
       per share, aggregate liquidation value of $4,355,000, 12% cumulative dividends, 335,000 shares authorized, 335,000 shares and 0 shares issued and outstanding at December 31, 1999 and 1998,
       respectively (Notes 5 and 13)                                                       --            --
     Common Stock, par value $0.001 per share, 100,000,000
       shares authorized, 30,962,938 and 23,702,263 issued
       and outstanding, at December 31, 1999 and 1998,
       respectively                                                                        31            24
Additional paid-in capital                                                             49,350        47,329
Accumulated deficit                                                                   (39,430)      (35,445)
                                                                                   ----------    ----------

                  Total stockholders' equity                                            9,951        11,908
                                                                                   ----------    ----------


                  Total liabilities and stockholders' equity                       $   16,047    $   15,617
                                                                                   ==========    ==========



--------------------------------------------------------------------------------
                                                                            F-45

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                          1999        1998        1997
                                                       --------    --------    --------

Contract revenue (Note 2)                              $ 18,147    $ 17,470    $ 19,493
Costs and expenses:
     Cost of sales                                       16,127      15,421      16,325
     Research and development (Note 2)                    1,145       2,722       3,074
     General and administrative                           4,037       8,118      12,196
     Depreciation and amortization (Note 2)                 696       1,150       1,282
     Minority interest                                       --         300         (82)
                                                       --------    --------    --------

                  Total costs and expenses               22,005      27,711      32,795
                                                       --------    --------    --------

Loss from operations                                     (3,858)    (10,241)    (13,302)

Gain on sale of affiliate (Note 5)                           --       4,664          --
Interest income                                              39         337         745
Interest expense                                           (166)     (1,066)     (1,310)
Equity in losses of unconsolidated subsidiary                --      (2,383)     (1,827)
                                                       --------    --------    --------

Loss before income taxes and extraordinary item          (3,985)     (8,689)    (15,694)
Income tax benefit (Note 12)                                 --       1,262          --
                                                       --------    --------    --------

Net loss before extraordinary item                       (3,985)     (7,427)    (15,694)
Extraordinary item - gain on troubled debt
  restructuring, net of taxes $1,262 (Note 5)                --       1,892          --
                                                       --------    --------    --------

Net loss                                               $ (3,985)   $ (5,535)   $(15,694)
                                                       ========    ========    ========

Net loss per share before extraordinary item -
  basic and diluted                                    $   (.16)   $   (.32)   $   (.73)

Extraordinary item per share - basic and diluted             --         .08          --
                                                       --------    --------    --------

Net loss per share - basic and diluted (Note 3)        $   (.16)   $   (.24)   $   (.73)
                                                       ========    ========    ========
Number of weighted average shares outstanding            24,819      23,194      21,844
                                                       ========    ========    ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-46

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

--------------------------------------------------------------------------------



                                                          PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                      -----------------------   ----------------------     PAID-IN      ACCUMULATED
                                                        SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT
                                                      ----------   ----------   ----------   ----------   ----------    ----------
Balance, January 1, 1997                                      --   $       --   21,650,000   $       22   $   34,270    $  (14,216)

Gain on subsidiary's sale of Common Stock                     --           --           --           --        3,927            --

Warrants issued in connection with
  Redeemable Preferred Stock                                  --           --           --           --           25            --

Warrants issued in connection with convertible loan
  from parent                                                 --           --           --           --          660            --

Beneficial conversion feature on convertible loan
  from parent                                                 --           --           --           --          750            --

Beneficial conversion feature on Series A Preferred
  Stock                                                       --           --           --           --          216            --

Sale of Common Stock, net of $1,189 liability for
  price reset                                                 --           --      700,000            1        1,143            --

Preferred Stock dividends                                     --           --           --           --         (240)           --

Conversion of Series A Preferred Stock into
  Common Stock                                                --           --      416,334           --          790            --

Net loss                                                      --           --           --           --           --       (15,694)
                                                      ----------   ----------   ----------   ----------   ----------    ----------


--------------------------------------------------------------------------------
                                                                            F-47

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------





                                                               PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                            ----------------------  ----------------------    PAID-IN    ACCUMULATED
                                                              SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      DEFICIT
                                                            ----------  ----------  ----------  ----------  ----------   ----------

Balance, December 31, 1997                                          --          --  22,766,334          23      41,541      (29,910)

Conversion of Series A Preferred Stock into Common
  Stock                                                             --          --     336,866          --         890           --

Issuance of Common Stock to satisfy price reset liability           --          --     599,063           1       1,197           --

Preferred stock dividends                                           --          --          --          --         (14)          --

Warrant issued in connection with early paydown
  on intercompany note                                              --          --          --          --         340           --

Warrant issued in connection with loan from parent                  --          --          --          --         527           --

Change in exercise price of warrant issued in connection
  with convertible loan from parent                                 --          --          --          --         842           --

Change in exercise price of warrant issued in connection
  with debt restructuring                                           --          --          --          --           5           --

Issuance of Series B Convertible Preferred Stock
   (Notes 5 and 13)                                             20,909          --          --          --         813           --

Issuance of Series C Convertible Preferred Stock
  (Notes 5 and 13)                                              10,189          --          --          --         396           --

Issuance of Series D Convertible Preferred Stock
  (Notes 5 and 13)                                              20,391          --          --          --         792           --

Net loss                                                            --          --          --          --          --       (5,535)
                                                            ----------  ----------  ----------  ----------  ----------   ----------


--------------------------------------------------------------------------------
                                                                            F-48

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                       CONTINUED

--------------------------------------------------------------------------------



                                                          PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                                     ------------------------   -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES        AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance December 31, 1998                                51,489            --   23,702,263           24       47,329       (35,445)

Conversion of series B, C, and D preferred stock
  into common stock (Notes 5 and 13)                    (51,489)           --    7,258,533            7           (7)           --

Issuance of Series E Convertible Preferred Stock
  at redemption value (Notes 5 and 13)                  335,000            --           --           --        2,030            --

Warrants issued in connection with Series E
  Convertible Preferred Stock                                --            --           --           --           60            --

Preferred stock dividends                                    --            --           --           --          (63)           --

Exercise of stock options                                    --            --        2,142           --            1            --

Net loss                                                     --            --           --           --           --        (3,985)
                                                     ----------    ----------   ----------   ----------   ----------    ----------

Balance, December 31, 1999                              335,000    $       --   30,962,938   $       31   $   49,350    $  (39,430)
                                                     ==========    ==========   ==========   ==========   ==========    ==========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial
statements.                                                                 F-49

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
--------------------------------------------------------------------------------




                                                                           1999        1998        1997
                                                                         --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (3,985)   $ (5,535)   $(15,694)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                        696       1,150       1,282
         Loss on disposition of property and equipment                         --         601          --
         Equity in losses of unconsolidated subsidiary                         --       2,340       1,827
         Write down of investment in unconsolidated subsidiary                 --          43          --
         Provision for related party bad debt                                  --          --         814
         Minority interest in subsidiary losses                                --         300         (82)
         Amortization of debt discount                                         --         695         792
         Non-cash gain on sale of affiliate                                    --      (4,664)         --
         Non-cash gain on early extinguishment of debt                         --      (3,154)         --
         Other                                                                 --          26         135
     Changes in assets and liabilities, net of sale of subsidiary and acquisitions:
         Accounts receivable                                                 (410)        (79)      4,085
         Inventory                                                             --        (271)       (360)
         Restricted cash                                                       --         (21)         --
         Prepaid assets                                                       (95)        132         178
         Other accounts receivable                                             --          18          45
         Accounts payable and accrued liabilities                             889        (776)     (1,347)
         Other                                                                 --          19         105
                                                                         --------    --------    --------

                  Net cash used in
                  operating activities                                     (2,905)     (9,176)     (8,220)
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchased or constructed                                      (353)     (2,554)     (1,409)
     Patents acquired                                                        (113)       (150)       (401)
     Purchase of Commodore Separation Technologies, Inc.,
       Commodore CFC Technologies, Inc., and CFC
       Technologies, Inc., net of cash acquired                                --          --          --
     Advances to related parties                                             (135)        (96)         --
     Increase in restricted cash                                               --          50         410
     Cash held by subsidiary at the time of sale                               --        (715)         --
     Repayment of loans to affiliate, net of advances                          --         752        (723)
     Contributions to affiliate                                                --      (2,377)     (1,000)
                                                                         --------    --------    --------

                  Net cash used in
                  investing activities                                       (601)     (5,090)     (3,123)
                                                                         --------    --------    --------


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-50

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED

--------------------------------------------------------------------------------




CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of Common Stock                                 1            --         2,341
     Proceeds from sale of Preferred Stock                          2,090            --         1,668
     Preferred stock dividends paid by subsidiary                      --          (300)         (438)
     Preferred stock dividends                                        (63)
     Proceeds from subsidiary's sale of Common
       and Preferred Stock                                             --            --        11,088
     Payments to principal shareholder                                 --        (1,328)           --
     Borrowings from principal shareholder                             --         5,450         4,000
     (Repayments)/borrowings under the line of credit                 587          (838)       (5,843)
     Borrowings on long term debt                                   1,000            --            --
     Payments on long term debt and capital leases                    (89)          (35)          (72)
     Repayment of related party accounts receivable
       and payable                                                     --           (57)         (326)
                                                               ----------    ----------    ----------

                  Net cash provided by
                  financing activities                              3,526         2,892        12,418
                                                               ----------    ----------    ----------

(Decrease) increase in cash and cash equivalents                       20       (11,374)        1,075

Cash and cash equivalents, beginning of year                        1,777        13,151        12,076
                                                               ----------    ----------    ----------

Cash and cash equivalents, end of year                         $    1,797    $    1,777    $   13,151
                                                               ==========    ==========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for:

              Interest                                         $      166    $      289    $      446
                                                               ==========    ==========    ==========

              Taxes                                            $       --    $       --    $       --
                                                               ==========    ==========    ==========




--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial
statements.                                                                 F-51

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      DECEMBER 31, 1999 AND 1998
                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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


                         Applied is currently working on the commercialization of these technologies through development efforts, licensing arrangements and joint ventures. Through Commodore Advanced Sciences, Inc. ("CASI"), formerly Advanced Sciences, Inc., a subsidiary acquired on October 1, 1996, Applied has contracts with various government agencies and private companies in the United States and abroad. As some government contracts are funded in one year increments, there is a possibility for cutbacks as these contracts constitute a major portion of CASI's revenues, and such a reduction would materially affect the operations. However, management believes the subsidiary's existing client relationships will allow Applied to obtain new contracts in the future.


                         Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore Environmental Services, Inc. ("Commodore") (See Note
                         5).



--------------------------------------------------------------------------------
                                                                            F-52

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          LIQUIDITY
     SIGNIFICANT
     ACCOUNTING          The accompanying consolidated financial statements have
     POLICIES            been prepared under the assumption that Applied will
                         continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, Applied incurred losses exclusive of their gains on the sale of an affiliate and extraordinary item of $3,985, $13,353 and $15,694, respectively.
                         Applied has also experienced net cash outflows from operating activities of $2,905, $9,155 and $8,220 for the years ended December 31, 1999, 1998 and 1997, respectively. With the financing described in Note 18, The consolidated financial statements do not include any adjustments that might be necessary should Applied be unable to continue as a going concern. Applied's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of company stock or alternative methods such as mergers or sale transactions.

                         As described in Note 18, in March 2000 Applied completed a $2.0 million dollar financing through a private placement. Net proceeds to the Company were $1.77 million. With this additional cash, it appears Applied will be able to meet its obligations on a timely basis and continue as a going concern.

                         PRINCIPLES OF CONSOLIDATION

                         The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting as Applied does not have a controlling interest in the venture. Effective September 28, 1998, Applied sold its investment in Separation to Commodore (see Note 5).


--------------------------------------------------------------------------------
                                                                            F-53

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          USE OF ESTIMATES
     SIGNIFICANT
     ACCOUNTING          The preparation of consolidated financial statements in
     POLICIES            conformity with generally accepted accounting
     CONTINUED           principles requires management to make estimates and
                         assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------
                                                                            F-54

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


2.   SUMMARY OF          CASH AND CASH EQUIVALENTS
     SIGNIFICANT
     ACCOUNTING          Applied considers cash and highly liquid debt
     POLICIES            instruments with original maturities of three months or
     CONTINUED           less at the date of purchase to be cash equivalents.
                         Applied's investments in cash equivalents are diversified among securities with high credit ratings in accordance with Applied's investment policy.

                         RESTRICTED CASH AND CERTIFICATES OF DEPOSIT

                         Restricted cash consists of $21 held in interest bearing deposit accounts as security for closure costs on potential permitted facilities.


                         CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

                         The contract with Customer A is scheduled to end on September 30, 2000. Sales to major customers which exceeded 10 percent of net sales are as follows:


                                                       YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                    1999         1998         1997
                                                ----------   ----------   ----------

                         Customer A             $   12,287   $   10,673   $   12,729
                         Customer B             $    3,692   $    4,061   $    3,058
                         Customer C             $    1,006   $    1,972   $    2,168



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

--------------------------------------------------------------------------------
                                                                            F-55

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          IMPAIRMENT OF LONG-LIVED ASSETS
     SIGNIFICANT
     ACCOUNTING          Applied reviews its long-lived assets for impairment
     POLICIES            whenever events or changes in circumstances indicate
     CONTINUED           that the carrying amount of the assets may not be
                         recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

--------------------------------------------------------------------------------
                                                                            F-56

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          INCOME TAXES
     SIGNIFICANT
     ACCOUNTING          Income taxes are determined in accordance with
     POLICIES            Statement of Financial Accounting Standards ("SFAS")
     CONTINUED           109, which requires recognition of deferred income tax
                         liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

                         RESEARCH AND DEVELOPMENT

                         Research and development expenditures are charged to operations as incurred.

                         FAIR VALUE OF FINANCIAL INSTRUMENTS

                         The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The fair value of these financial instruments approximate the recorded book value as of December 31, 1999 and 1998.

                         RECLASSIFICATIONS

                         Certain amounts in prior years have been reclassified to conform with the current year presentation.

--------------------------------------------------------------------------------
                                                                            F-57

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



2.   SUMMARY OF          STOCK-BASED COMPENSATION
     SIGNIFICANT
     ACCOUNTING          Compensation costs attributable to stock option and
     POLICIES            similar plans are recognized based on any difference
     CONTINUED           between the quoted market price of the stock on the
                         date of the grant over the amount the employee is required to pay to acquire the stock (in the intrinsic value method under Accounting Principles Board Opinion
                         25). SFAS 123, "Accounting for Stock-Based
                         Compensation," requires companies electing to continue to use the intrinsic value method to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Applied has adopted the disclosure only provisions of SFAS 123.

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

--------------------------------------------------------------------------------
                                                                            F-58

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


3.   EARNINGS PER        All earnings per share amounts reflect the
     SHARE               implementation of SFAS 128 "Earnings per Share". Basic
                         earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.
                         Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.


                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                    1999          1998          1997
                                                ----------    ----------    ----------

Net loss before extraordinary item              $   (3,985)   $   (7,427)   $  (15,694)
Preferred stock dividends                              (63)          (14)         (240)
Dividends on Series A Preferred Stock
  (not declared)                                        --            --           (26)
                                                ----------    ----------    ----------

Net loss applicable to common
  shareholders before extraordinary item            (4,048)       (7,441)      (15,960)

Extraordinary item - gain on troubled
  debt restructuring                                    --         1,892            --
                                                ----------    ----------    ----------

Net loss available to common
  shareholders                                  $   (4,048)   $   (5,549)   $  (15,960)
                                                ==========    ==========    ==========



--------------------------------------------------------------------------------
                                                                            F-59

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



3.   EARNINGS            Weighted average common shares
     PER SHARE             outstanding (basic)                         24,819,000        23,194,000        21,844,000
     CONTINUED           Series A Convertible Preferred Stock
                           (Note 13)                                           --                --               (*)
                         Series B Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series C Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series D Convertible Preferred Stock
                           (Note 13)                                           --               (*)                --
                         Series E Convertible Preferred Stock
                           (Note 13)                                          (*)
                         Employee Stock Options (Note 14)                     (*)               (*)               (*)
                         Warrants issued in connection with
                           various transactions (Note 14)                     (*)               (*)               (*)
                                                                   --------------    --------------    --------------

                         Weighted average common shares
                           outstanding (diluted)                       24,819,000        23,194,000        21,844,000
                                                                   ==============    ==============    ==============

                         Net loss per share before extraordinary
                           item - basic and diluted                $         (.16)   $         (.32)   $         (.73)

                         Extraordinary item per share -
                           basic and diluted                                   --               .08                --
                                                                   --------------    --------------    --------------

                         Net loss per share - basic and diluted    $         (.16)   $         (.24)   $         (.73)
                                                                   ==============    ==============    ==============


                         (*) Due to Applied's loss from continuing operations in 1999, 1998 and 1997, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

--------------------------------------------------------------------------------
                                                                            F-60

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

4.   SEGMENT             Using the guidelines set forth in SFAS No. 131,
     INFORMATION         "Disclosures About Segments of an Enterprise and
                         Related Information," Applied has identified three reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Commodore Advanced Sciences ("CASI"), which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis; Solution, which is developing and constructing equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia; and through September 28, 1998, Separation, which provides water and contaminant separation by use of a patented process. Common overhead costs are allocated between segments based on a record of time spent by executives. Applied evaluates segment performance based on the segment's net income
                         (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following table. Effective September 28, 1998,
                         Applied sold its investment in Separation to Commodore, and accordingly, the summarized information for Separation is only included through the date of sale.

--------------------------------------------------------------------------------
                                                                            F-61

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



     1999                                                                     CORPORATE
                                                                              OVERHEAD
                                      TOTAL         CASI       SOLUTION       & OTHER
                                   ----------    ----------    ----------    ----------

Revenue                            $   18,147    $   17,973    $      174    $       --

Costs and expenses:
   Cost of sales                       16,127        15,865           262            --
   Research and development             1,145            --         1,145            --
   General and administrative           4,037         1,428           175         2,434
   Depreciation and
     amortization                         696            64           247           385
   Minority interest                       --            --            --            --
                                   ----------    ----------    ----------    ----------

     Total costs and expenses          22,005        17,357         1,829         2,819
                                   ----------    ----------    ----------    ----------

Income (loss) from operations          (3,858)          616        (1,655)       (2,819)

Interest income                            39            --            --            39
Interest expense                         (166)         (103)          (63)           --
Equity in losses of
  unconsolidated subsidiary                --            --            --            --
Income taxes                               --            --            --            --
                                   ----------    ----------    ----------    ----------

Net income (loss)                  $   (3,985)   $      513    $   (1,718)   $   (2,780)
                                   ==========    ==========    ==========    ==========

Total assets                       $   16,047    $    4,108    $    2,035    $   11,713
                                   ==========    ==========    ==========    ==========

Expenditures for long-lived
  assets                           $      353    $       12    $      337    $        4
                                   ==========    ==========    ==========    ==========


--------------------------------------------------------------------------------
                                                                            F-62

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



     1998                                                           SEPARATION
                                                                     (THROUGH                       CORPORATE
                                                                   SEPTEMBER 28,                     OVERHEAD
                                       TOTAL          CASI             1998)        SOLUTION         & OTHER
                                   ------------    ------------    ------------    ------------    ------------

Revenue                            $     17,470    $     17,346    $         18    $         --    $        106

Costs and expenses:
   Cost of sales                         15,421          14,986              --             375              60
   Research and development               2,722              --           1,169           1,320             233
   General and administrative             8,188           1,835           1,896             440           3,947
   Depreciation and
     amortization                         1,150             103             287             422             338
   Minority interest                        300              --             300              --              --
                                   ------------    ------------    ------------    ------------    ------------

     Total costs and expenses            27,711          16,924           3,652           2,557           4,578
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) from operations           (10,241)            422          (3,634)         (2,557)         (4,472)

Gain on sale of affiliate                 4,664              --              --              --           4,664
Interest income                             337               1              94              --             242
Interest expense                         (1,066)           (125)             --              --            (941)
Equity in losses of
  unconsolidated subsidiary              (2,383)             --              --              --          (2,383)
Income tax benefit                       (1,262)             --              --              --           1,262
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before
 extraordinary item                      (7,427)            298          (3,540)         (2,557)         (1,628)
Extraordinary item - gain on
 troubled debt restructuring              1,892              --              --              --           1,892
                                   ------------    ------------    ------------    ------------    ------------

Net (loss) income                  $     (5,535)   $        298    $     (3,540)   $     (2,557)   $        264
                                   ============    ============    ============    ============    ============

Total assets                       $     15,617    $      3,506               $    $-     1,932    $     10,179
                                   ============    ============    ============    ============    ============

Expenditures for long-lived
  assets                           $      2,704    $        135    $        762    $      1,669    $        138
                                   ============    ============    ============    ============    ============


--------------------------------------------------------------------------------
                                                                            F-63

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


     1997                                                                                           CORPORATE
                                                                                                     OVERHEAD
                                       TOTAL           CASI         SEPARATION       SOLUTION        & OTHER
                                   ------------    ------------    ------------    ------------    ------------

Revenue                            $     19,493    $     19,468    $         --    $         --    $         25

Costs and expenses:
   Cost of sales                         16,325          15,763              --             358             154
   Research and development               3,074              --           1,440           1,189             495
   General and administrative            12,196           3,019           3,697           1,766           3,714
   Depreciation and
     amortization                         1,282             103             233             567             379
   Minority interest                        (82)             --              --              --             (82)
                                   ------------    ------------    ------------    ------------    ------------

     Total costs and expenses            32,795          18,885           5,370           3,880           4,660
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) from operations           (13,302)            583          (5,370)         (3,880)         (4,635)

Interest income                             745              --             294              32             419
Interest expense                         (1,310)           (437)             (8)             --            (865)
Equity in losses of
  unconsolidated subsidiary              (1,827)             --              --              --          (1,827)
Income taxes                                 --              --              --              --              --
                                   ------------    ------------    ------------    ------------    ------------

Net income (loss)                  $    (15,694)   $        146    $     (5,084)   $     (3,848)   $     (6,908)
                                   ============    ============    ============    ============    ============

Total assets                       $     29,696    $      3,916    $      6,396    $        984    $     18,400
                                   ============    ============    ============    ============    ============

Expenditures for long-lived
  assets                           $      1,810    $         --    $      1,226    $        427    $        157
                                   ============    ============    ============    ============    ============



--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         1999
     TRANSACTIONS
                         SERIES E CONVERTIBLE PREFERRED STOCK

                         In November 1999, Applied completed $2.5 million in financing through a private placement. The Company issued 335,000 shares of a new Series E Convertible Preferred Stock, convertible into the Company's common stock at the market price, after April 30, 2000 and up through April 30, 2003 at which time it automatically converts to the Company's common stock. The Series E Convertible Preferred Stock has a variable rate dividend averaging 8.15% over the term of the securities. The Company reserved the right to redeem all of the Series E preferred stock on or before April 30, 2000 by payment of $2,800 plus any accrued dividends.

                         The Series E Convertible Preferred Stock has a liquidation preference of $10 per share. In addition, the Company issued warrants to purchase 572,500 shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($1.20). These warrants expire on November 4, 2004.

                         The entry to record this transaction is as follows:


                         Cash                                $    2,500
                         Commission and buyer's legal cost         (410)
                         Value assigned to warrants                 (60)
                                                             ----------

                                                             $    2,030
                                                             ==========

                         1998

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

--------------------------------------------------------------------------------
                                                                            F-65

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         INTERCOMPANY NOTE - CONTINUED
     TRANSACTIONS
     CONTINUED           In connection with the loan, Applied amended a
                         five-year warrant to purchase 7,500,000 shares of Applied Common Stock issued to Commodore on December 2,
                         1996 to, among other things, reduce the exercise price of the warrant from $15.00 per share to $10.00 per share. In addition, Applied issued to Commodore an additional five-year warrant to purchase 1,500,000 shares of Applied at an exercise price of $10.00 per share. The new warrant and the modification of the existing warrant issued in connection with this transaction were valued at $1,369 in the aggregate and recorded as additional paid-in capital. Through the date of the extinguishment of this note, the discount associated with this allocation was being recognized using the effective interest rate method over the term of the loan. Amortization of the discount for 1998 was $542.

                         As of September 28, 1998, the balance and carrying values of the 1997 (described in succeeding paragraphs) and 1998 Intercompany Notes were as follows:

                                                         1997        1998
                                                         NOTE        NOTE         TOTAL
                                                       -------      -------      -------
                              Principal balance        $ 2,000      $ 4,622      $ 6,622
                              Accrued interest              40           94          134
                                                       -------      -------      -------

                              Total face value           2,040        4,716        6,756

                              Unamortized discount        (269)        (827)      (1,096)
                                                       -------      -------      -------

                              Carrying value           $ 1,771      $ 3,889      $ 5,660
                                                       =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-66

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         On September 28, 1998, Applied repaid all amounts owed
     TRANSACTIONS        to Commodore by exchanging i) its 87% interest in the
     CONTINUED           Common Stock of Separation, ii) 20,909 shares of newly
                         created Series B Convertible Preferred Stock, iii)
                         10,189 shares of newly created Series C Convertible
                         Preferred Stock, iv) 20,391 shares of newly created
                         Series D Convertible Preferred Stock, v) a $357 receivable from Separation and vi) a modification of the new warrants granted in connection with the 1998
                         Intercompany Notes reducing the exercise price to $1.50. The value of the consideration given was less than the carrying amount of the Intercompany Notes.
                         Accordingly, a $3,154 gain on troubled debt restructuring was recognized as follows:

                              Carrying value of Intercompany Notes              $ 5,660
                                                                                -------
                              Value of 87% interest in a receivable
                                from Separation                                     500
                              Value of Series B Convertible Preferred Stock         813
                              Value of Series C Convertible Preferred Stock         396
                              Value of Series D Convertible Preferred Stock         792
                              Value of modification warrant                           5
                                                                                -------
                              Value of consideration given                       (2,506)
                                                                                -------

                              Gain on troubled debt restructuring               $ 3,154
                                                                                =======

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


--------------------------------------------------------------------------------
                                                                            F-67

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         1997
     TRANSACTIONS
     CONTINUED           REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK)

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

                         After cash transaction costs of $132, Applied received net proceeds of $1,668 from the sale of the Series A Preferred Stock. Of this total, $25 was allocated to paid-in capital related to warrants issued to the placement agent in connection with the transaction and $216 was recorded as paid-in capital related to the beneficial conversion feature. The remaining $1,427 was recorded as mandatorily redeemable preferred stock. The $216 beneficial conversion feature was charged to income available to common shareholders over the earliest possible conversion period of five months.


--------------------------------------------------------------------------------
                                                                            F-68

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         REDEEMABLE PREFERRED STOCK (SERIES A PREFERRED STOCK) -
     TRANSACTIONS        CONTINUED
     CONTINUED
                         In December 1997, stockholders owning 8,400 shares of the Series A Preferred Stock elected to convert their shares to Common Stock based upon conversion prices ranging from $2.00 to $2.29 per share. At the time of conversion, Applied recorded $24 of preferred dividends related to the accumulated and unpaid dividends on shares converted. The conversions resulted in the issuance of 416,000 new shares of Common Stock valued at $790, the carrying value of the underlying Preferred
                         Stock at the time of conversion.

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


--------------------------------------------------------------------------------
                                                                            F-69

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         Applied recorded the $750 value of the beneficial
     TRANSACTIONS        conversion feature as additional paid-in capital,
     CONTINUED           offset by an immediate recognition of the $750 as
                         interest expense. The warrants issued in connection with this transaction were valued at $660 in the aggregate and recorded as additional paid-in capital.
                         Through the date of extinguishment, the original issue discount associated with this allocation was recognized using the effective interest rate method over the term of the loan. Amortization of this discount for 1998 and 1997 totaled $19 and $42, respectively.


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


--------------------------------------------------------------------------------
                                                                            F-70

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5.   SIGNIFICANT         COMMODORE SEPARATION TECHNOLOGIES, INC.
     TRANSACTIONS
     CONTINUED           On December 2, 1996 Applied purchased Separation,
                         Commodore CFC Technologies, Inc. ("CCFC") and CFC
                         Technologies, Inc. ("CFC") from Commodore for $5,400, consisting of $3,000 in cash and warrants to purchase
                         7,500,000 shares of Applied's Common Stock at an exercise price of $15.00 per share and with termination date of December 2, 2003. These warrants were amended in February 1998 (see 1998 Intercompany Note). The acquisition was accounted for as a transaction between entities under common control. Applied recorded its investment in Separation, CFC and CCFC as $753, equal to Commodore's historical basis in these subsidiaries.
                         The difference between this amount and the $5,400 paid to Commodore was recorded as a direct reduction in the paid-in capital of Applied.

                         In April 1997, Separation completed an initial public offering of its Common and Preferred equity securities from which it received net proceeds of approximately $6,109 and $4,978, respectively. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent. Applied's $3,927 gain on this transaction was recorded as additional paid-in capital.

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


--------------------------------------------------------------------------------
                                                                            F-71

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

6.   RECEIVABLES         The components of Applied's trade receivables are as
                         follows as of December 31, 1999 and 1998:


                                                                             1999        1998
                                                                           -------     -------
                          Contract receivables:
                            Amounts billed                                 $ 3,637     $ 3,132
                            Retainages                                          25         142
                            Unrecovered costs and estimated
                               profits subject to future negotiation -
                               not billed                                        8         (14)
                                                                           -------     -------

                                                                             3,670       3,260

                          Less:  Allowance for doubtful accounts
                            and potential disallowances                        118         118
                                                                           -------     -------

                                        Total receivables - net            $ 3,552     $ 3,142
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


--------------------------------------------------------------------------------
                                                                            F-72

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

7.   OTHER               On August 6, 1996, Applied and Teledyne Environmental,
     INVESTMENTS         Inc. formed a joint venture named Teledyne-Commodore,
                         LLC ("the LLC") and signed a licensing agreement for one of Applied's patented remediation technologies. The
                         LLC was funded by a capital contribution of $1,000 in cash from each of Teledyne and Applied on October 1, 1996. Further capital contributions are required only when the Board of Members determines additional contributions are necessary or advisable. In February
                         1997 and pursuant to the agreement, Applied contributed an additional $1,000 to the LLC. In 1998, Applied contributed an additional $2,581 to the LLC. Applied recognized a liability for $176 at December 31, 1999 to properly record a capital contribution made in January
                         2000. This investment is accounted for under the equity method.

                         Summarized information of the LLC's net assets and results of operations was as follows at December 31, 1999, 1998 and 1997:

                                                                         1999         1998         1997
                                                                       -------      -------      -------
                           Current assets                              $ 1,988      $ 2,049      $ 1,701
                           Non-current assets                              903        1,549        1,312
                           Current liabilities                           2,679        3,873        1,771
                           Revenues                                         35        1,788          510
                           Expenses                                      1,108        6,467        4,163

                           Investment in LLC:
                                Opening balance                        $    --      $   554      $   658
                                Capital contribution                       176        2,581        1,000
                                Advances to LLC, net of repayments          --         (752)         723
                                Loss reserve                              (176)         (43)          --
                                Equity in net loss                          --       (2,340)      (1,827)
                                                                       -------      -------      -------

                                             Net amount                $    --      $    --      $   554
                                                                       =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-73

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------



7.   OTHER               Due to uncertainties over the success of various claims
     INVESTMENTS         made by the LLC against various government agencies,
     CONTINUED           Applied recorded a reserve of $43 in the fourth quarter
                         of 1998 to reduce its investment to $0 at December 31, 1998. Applied committed to invest $176 in 1999 to cover expenses by the LLC. Due to the uncertainty of recovering this investment, Applied fully reserved for this investment in 1999. Applied did not record its equity in the losses of the LLC in 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied has no obligation to fund these 1999 losses.


8.   PROPERTY AND        Property and equipment consist of the following:
     EQUIPMENT

                                                                    AVERAGE        DECEMBER 31
                                                                  USEFUL LIFE    1999        1998
                                                                  -----------   ------      ------
                            Machinery and equipment                   10        $1,010      $1,119
                            Furniture and fixtures                     5            64          61
                            Computer equipment                         4           476         359
                            Leasehold improvements                     5            44          44
                            Equipment construction in progress                   1,550       1,208
                                                                                ------      ------

                                                                                 3,144       2,791

                            Less:  accumulated depreciation
                              and amortization                                     900         589
                                                                                ------      ------

                                 Total property and equipment                   $2,244      $2,202
                                                                                ======      ======

                         Substantially all property and equipment is pledged to collateralize its line-of-credit term loan (see Note
                         10).


--------------------------------------------------------------------------------
                                                                            F-74

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

9.   OTHER               Other accrued liabilities consist of the following:
     ACCRUED
     LIABILITIES

                                                                   1999       1998
                                                                  ------     ------
                           Compensation and employee benefits     $  668     $  718
                           Severance Payments                        171        486
                           Loss reserve                              357        405
                           Accrued compensation                      325         --
                           Other                                     734        574
                                                                  ------     ------

                                                                  $2,255     $2,183
                                                                  ======     ======

10.  LINE OF             At December 31, 1999 and 1998, CASI had a $948 and $361
     CREDIT AND          outstanding balance, respectively, on various revolving
     TERM LOAN           lines of credit. In August 1998 CASI refinanced their
                         line of credit. The line of credit is not to exceed 75% of eligible receivables or $2,000 and is due August 4, 2000 with interest payable monthly at prime plus 1.5 percent (10.0 percent as of December 31, 1999). The credit line is collateralized by the assets of CASI and is guaranteed by Applied. The line of credit contains certain financial covenants and restrictions including minimum ratios that CASI must satisfy.


--------------------------------------------------------------------------------
                                                                            F-75

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

10.  LINE OF             This line of credit was amended July 15, 1999 to
     CREDIT AND          include a promissory note of $1,000,000 secured by
     TERM LOAN           substantially all the property and equipment of the
     CONTINUED           Company. This increased the total facility to a maximum
                         of $3,000,000, including $2,000,000 revolving credit loans and the $1,000,000 1999 term loan. The term loan is payable at $16,667 per month plus interest. The term loan has the following scheduled maturities:


                              YEAR                        AMOUNT
                              ----                        ------
                              2000                        $ 200
                              2001                          200
                              2002                          200
                              2003                          200
                              2004                          116
                                                          -----

                                                            916
Less current portion of long-term debt                     (200)
                                                         -----

                                                          $ 716
                                                          =====


11.  NON-CASH            1999
     INVESTING
     AND                 In 1999, 51,489 shares of Series B, C and D Preferred
     FINANCING           Stock held by Commodore with an aggregate value of
     ACTIVITIES          $2,001 were converted into common stock (Note 5).

                         1998

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


--------------------------------------------------------------------------------
                                                                            F-76

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

11.  NON-CASH            1998 - CONTINUED
     INVESTING
     AND                 In September 1998, Applied repaid Intercompany Notes
     FINANCING           with a carrying value of $5,660 through the exchange of
     ACTIVITIES          87% interest in the Common Stock of Separation and
     CONTINUED           receivable from Separation with a value of $500,
                         issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note 5).

                         In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock Note
                         5).

                         In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 5).


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

                         In September 1997, Commodore provided a $4,000 loan to Applied. In connection with the loan, Applied issued a new warrant valued at $660 in the aggregate which was recorded as additional paid-in capital. In addition, Applied recorded $750 in connection with a beneficial conversion feature of the loan as additional paid-in capital, offset by an immediate recognition of the $750 as interest expense (Note 5).

                         In October 1997, Applied sold 700,000 shares of Common Stock that included a price reset feature. The aggregate price reset liability of $1,198 was recorded as an adjustment to the original purchase price and an accrued liability (Note 5).


--------------------------------------------------------------------------------
                                                                            F-77

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


12.  INCOME TAXES        Applied provides for deferred income taxes on temporary
                         differences which represent tax effects of transactions reported for tax purposes In periods different than for book purposes.

                         The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                      1999         1998         1997
                                                                    -------      -------      -------
                           Current tax benefit                      $(1,594)     $(4,244)     $(6,136)
                           Deferred tax expense                       1,594        2,982        6,136
                                                                    -------      -------      -------

                           Provision (benefit) for income taxes
                             before extraordinary item                   --       (1,262)          --

                           Tax from extraordinary item                   --        1,262           --
                                                                    -------      -------      -------

                           Provision (benefit) for income taxes     $    --      $    --      $    --
                                                                    =======      =======      =======

                         The provision for income taxes for the year ended December 31 results in an effective tax rate which differs from federal income tax rates as follows:

                                                                  1999         1998         1997
                                                                -------      -------      -------
                           Expected tax benefit at federal
                             statutory rate                     $(1,355)     $(1,882)     $(5,336)
                           State income tax benefit, net of
                             federal income tax benefit            (239)        (332)        (942)
                           Loss on sale of subsidiary                --       (2,866)          --
                           Loss of NOLs in connection with
                             sale of affiliate                       --        3,689           --
                           Change in valuation allowance          1,594          476        5,694
                           Interest accretion                        --          796           86
                           Beneficial conversion                     --           --          300
                           Other                                     --          119          198
                                                                -------      -------      -------

                                    Income tax benefit          $    --      $    --      $    --
                                                                =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-78

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

12.  INCOME TAXES        The components of the net deferred tax as of December
     CONTINUED           31, are as follows:


                                                                            1999         1998          1997
                                                                          -------      --------      --------
                           Components of current deferred taxes, net:
                                Reserve for uncollectable
                                  receivables and potential
                                  disallowances                           $    --      $    480      $    492
                                Net operating loss carryforward            14,394        12,254        11,700
                                In process technology                         837           903           969
                                                                          -------       -------      --------

                                                                           15,231        13,637        13,161

                           Valuation allowance                            (15,231)      (13,637)      (13,161)
                                                                          -------       -------      --------

                                    Net deferred taxes                    $    --      $     --      $     --
                                                                          =======      ========      ========

                         Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 1999, 1998 and 1997, Applied has established a valuation allowance for the entire amount of net deferred tax assets.

                         Applied has net operating loss ("NOL") carryforwards at December 31, 1999 of approximately $36,000 which expire in years 2000 through 2018. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.

13.  STOCKHOLDERS'       In 1997, Applied amended its Certificate of
     EQUITY              Incorporation authorizing up to 10,000,000 shares of
                         Preferred Stock, $.001 par value and increasing authorized shares of Common Stock from 50,000,000 to 75,000,000. The certificate of Incorporation was again amended in 1999, increasing authorized shares of common stock from 75,000,000 to 100,000,000.

--------------------------------------------------------------------------------
                                                                            F-79

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

13.  STOCKHOLDERS'       CONVERTIBLE PREFERRED STOCK
     EQUITY
     CONTINUED           Effective September 28, 1998, Applied authorized and
                         issued three new series of Preferred Stock. Series B, C and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

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

                         The Series B, C and D Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 142.9 shares of Common Stock for each share of Series B and D Convertible Preferred Stock and 133.3 shares of Common Stock for each share of Series C Convertible Preferred Stock (an effective conversion price of $.70 and $.75 per share of Common Stock, respectively). The conversion price is subject to adjustment under certain circumstances, including Applied taking action to change the number of Common Shares outstanding, such as declaring a stock dividend.

                         In November 1999, all of the Series B, C and D Preferred Stock was converted into 7,258,533 shares of common stock.

                         Effective November 4, 1999, Applied issued 335,000 shares of Series E convertible preferred stock with a stated value of $10 per share. This stock carries a divided rate of 12% per annum through April 30, 2000 and thereafter 5% per annum. In addition there is a special dividend at the rate of 7.5% per annum which will accrue commencing on May 1, 2000, payable on May 1, 2001. The special dividend will not be paid on any Series E preferred share that is converted to common stock on or before April 30, 2001.


--------------------------------------------------------------------------------
                                                                            F-80

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

13.  STOCKHOLDERS'       CONVERTIBLE PREFERRED STOCK - CONTINUED
     EQUITY
     CONTINUED           The Series E convertible preferred stock is convertible
                         into common stock at any time following April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of our common stock as reported in the American Stock Exchange for the ten trading days immediately preceding the date of conversion.

                         The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.


14.  STOCK OPTIONS       Applied has adopted the intrinsic value method of
     AND STOCK           accounting for stock options and warrants under APB 25
     WARRANTS            with footnote disclosures of the pro forma effects as
                         if the FAS 123 fair value method had been adopted.

                         Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                                               1999         1998       1997
                                                             -------     -------     --------
                            Net loss - as reported           $(3,985)    $(5,535)    $(15,694)
                            Net loss - pro forma             $(6,335)    $(7,931)    $(17,742)
                            Loss per share - as reported     $ (0.16)    $  (.24)       (0.73)
                            Loss per share - pro forma       $ (0.26)    $  (.34)       (0.82)

--------------------------------------------------------------------------------
                                                                            F-81

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       FAS 123 requires stock options to be valued using an
     AND STOCK           approach such as the Black-Scholes option pricing
     WARRANTS            model. The Black-Scholes model calculates the fair
     CONTINUED           value of the grant based upon the following assumptions
                         about the underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 60 percent, the expected risk-free rate of return is 4.6 -
                         6.5 percent, calculated as the rate offered on U.S.
                         Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.


                         STOCK OPTIONS

                         In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                         Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.


--------------------------------------------------------------------------------
                                                                            F-82

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       A summary of the status of options granted under the
     AND STOCK           Plan as of December 31, 1999 and 1998 and changes
     WARRANTS            during the periods then ended is presented below:
     CONTINUED

                                                              1999                  1998                   1997
                                                      --------------------  ---------------------   --------------------
                                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                                   AVERAGE                AVERAGE                AVERAGE
                                                                  EXERCISE               EXERCISE               EXERCISE
                                                        SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                                      ---------   --------  ----------   --------   ---------   --------
                           Options outstanding -
                             beginning of year        4,155,012   $  1.08    2,912,375    $ 6.06    1,994,875    $ 6.22
                           Granted                    3,259,323      0.56    3,901,371      0.59    1,570,000      6.29
                           Exercised                     (2,142)     0.44           --        --           --        --
                           Forfeited                   (242,396)     4.86           --        --     (242,500)     6.19
                           Rescinded                         --             (2,658,734)     5.83     (410,000)     8.03
                                                      ---------             ----------              ---------

                           Options outstanding -
                             end of year              7,169,797      0.61    4,155,012      1.08    2,912,375      6.06
                                                      =========             ==========              =========

                         The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                              -------------------------------------   -----------------------
                                                               WEIGHTED
                                                               AVERAGE     WEIGHTED                  WEIGHTED
                              RANGE OF                        REMAINING     AVERAGE                   AVERAGE
                            EXERCISABLE         NUMBER       CONTRACTUAL   EXERCISE     NUMBER       EXERCISE
                               PRICES         OUTSTANDING       LIFE         PRICE    EXERCISABLE      PRICE
                           --------------     -----------    -----------   --------   -----------    --------
                           $ 0.25 - $0.44      3,520,474        9 years      $ 0.44    2,320,117      $ 0.44
                           $ 0.50 - $0.50      2,400,000      3.58 years     $ 0.50           --      $ 0.50
                           $ 0.63 - $1.44        891,948        9 years      $ 0.72      818,390      $ 0.69
                           $ 2.00 - $6.00        357,375      6.92 years     $ 4.92      337,375      $ 5.03
                                               ---------                               ---------
                                               7,169,797                     $ 0.61    3,475,882      $ 0.94
                                               =========                               =========


--------------------------------------------------------------------------------
                                                                            F-83

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

14.  STOCK OPTIONS       STOCK WARRANTS
     AND STOCK
     WARRANTS            Outstanding warrants (vested and not vested) at
     CONTINUED           December 31, 1999 are as follows:

                               GRANTED                              NUMBER OF   CURRENT
                               1997 AND      GRANTED     GRANTED     WARRANTS   EXERCISE    EXPIRATION
                                PRIOR         1998        1999         1999      PRICE         DATE
                              ----------    ---------   ---------   ----------  --------  --------------
                                 500,000           --          --      500,000  $ 7.20    August 2001
                               5,750,000           --   2,547,959    8,297,959    5.82    June 2001
                                 500,000           --          --      500,000   13.86    August 2001
                               7,500,000           --   3,405,444   10,905,444    6.88    December 2003
                                  19,407           --          --       19,407    5.80    August 2002
                                  60,000           --          --       60,000    3.68    September 2002
                               1,000,000           --     356,092    1,356,092    3.71    August 2002
                                  60,000           --          --       60,000    5.00    November 2000
                                      --      514,000     148,267      662,267    3.49    March 2003
                                      --    1,500,000     266,861    1,766,861    1.27    February 2004
                                      --           --     312,500      312,500    1.20    November 2004
                                      --           --     250,000      250,000    1.20    November 2004
                              ----------    ---------   ---------   ----------

                              15,389,407    2,014,000   7,287,123   24,690,530
                              ==========    =========   =========   ==========


                         There were no warrants exercised in 1999, 1998 or 1997. As of December 31, 1999 and 1998, 23,861,169 and
                         17,403,407, respectively, warrants were exercisable.


15.  RELATED PARTY
     TRANSACTIONS

                         During 1996, Applied advanced an aggregate amount of $1.5 million to Lanxide Performance Materials, Inc. ("LPM"), a wholly-owned subsidiary of Lanxide Corp. Lanxide is related to Commodore by substantial common ownership. The promissory notes became due on February 28, 1998. At December 31, 1997 a $814 reserve against this receivable existed, reducing the net receivable to its estimated fair value. In March 1998, Applied realized this receivable by exchanging it for amounts due under the Intercompany Convertible Note (see Note
                         5). In connection with the exchange, Applied issued a warrant to Commodore to purchase 514,000 shares of Common Stock at exercise price of $4.50 expiring August 2001. The $340 fair value of the warrant was recorded as additional paid-in capital.


--------------------------------------------------------------------------------
                                                                            F-84

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

15.  RELATED PARTY       CASI had a lease agreement with its Chairman under
     TRANSACTIONS        which CASI utilizes certain real estate for business
     CONTINUED           purposes. Rent of approximately $11 was paid for the
                         year ended December 31, 1997. No rent was paid in 1998 or 1999.

                         The Company has receivables from entities under common control of $265 and $130 at December 31, 1999 and 1998, respectively. The Company also has payables to related parties of $165 at December 31, 1999 and 1998.

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

16.  COMMITMENTS         OPERATING LEASES
     AND
     CONTINGENCIES       Applied and its subsidiaries are committed under non
                         cancelable operating leases for office space and other equipment. Future obligations under the leases are as follows:

                             2000                                     $      244
                             2001                                            149
                             2002                                              5
                                                                      ----------
                                                                      $      398
                                                                      ==========

                         Rent expense approximated $332, $502 and $767 in 1999, 1998 and 1997, respectively.


--------------------------------------------------------------------------------
                                                                            F-85

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

16.  COMMITMENTS         EXECUTIVE BONUS PLAN
     AND
     CONTINGENCIES       Applied has a five-year Executive Bonus Plan (the
     CONTINUED           "Bonus Plan") under which a number of executives and
                         employees of Applied are entitled to formula bonuses.
                         Applied paid $622 of 1997 executive bonuses in January
                         1998. No bonuses are accrued at December 31, 1999 and 1998.

                         LITIGATION

                         Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

                         U.S. DEPARTMENT OF LABOR PENALTIES

                         CASI has been notified by the U.S. Department of Labor that it is being assessed penalties totaling $100,000 for failing to file reports of an independent qualified public accountant for its 401(k) salary deferral trust and Plan Annual Reports for 1996 and 1997. These reports have since been filed. The delay was the result of numerous problems with the Plan's former record keeper. The Company hopes to settle these penalties for less than the assessed amounts and/or recover the amounts from the previous record keeper.

17.  401(K)              The Company has adopted a 401(K) savings plan for all
     SAVINGS PLAN        employees who qualify as to age and service. The
                         Company made annual contributions to the plan of approximately $91,000, $108,000 and $37,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


--------------------------------------------------------------------------------
                                                                            F-86

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------


18.  SUBSEQUENT          In March 2000, Applied completed $2.0 million in
     EVENT               financing through private placement. The Company issued
                         266,700 shares of a new Series F Convertible Preferred
                         Stock, Convertible into the Company's common stock at any time on or after September 30, 2000. On Conversion the investor will receive for each converted preferred share the greater number of Company common shares as determined by (1) the face per share ($10) plus accrued dividend divided by the average of the closing prices over a ten consecutive trading day period ending on the Trading day immediately preceding the Conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                         The Series F convertible preferred stock has a liquidation preference of $10, per share. In addition, the Company issued warrants to purchase 250,000 shares of common stock at $1.93875 per share. This warrant expires on March 16, 2005.

                         The Series F convertible preferred stock has an annual dividend rate of 12% through September 30, 2000 and 5% thereafter, paid quarterly. Transaction costs totaled $230 resulting in net proceeds to the Company of $1.77 million.

--------------------------------------------------------------------------------
                                                                            F-87

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

           None

                                   SIGNATURES

           Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2000                    COMMODORE ENVIRONMENTAL SERVICES, INC.


                                    By:/s/ Bently J. Blum
                                       -----------------------------------------
                                          Bentley J. Blum
                                          Chairman of the Board,
                                          President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Bentley J. Blum                                             April 12, 2000
----------------------------------
Bentley J. Blum                           Chairman of the Board, President and
                                          Chief Executive Officer (principal
                                          Executive officer)

  /s/ Jerry Karlik                        Director                April 12, 2000
----------------------------------
Jerry Karlik