Form 10-Q
period 2000-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-05-18
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---               OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
---               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                           87-0275043
(State or other jurisdiction of                 (I.R.S. Employer Identification
   incorporation or organization)                  Nmber)

    150 East 58th Street,                                   10155
     New York, New York                                   (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     Number of shares of common stock outstanding at April 30, 2000 (latest practicable date):

                       Issued and Outstanding: 62,796,477

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in Thousands, Except Per Share Data)

                                                                         March 31,    December 31,
                                                                           2000          1999
                                                                        ----------    ------------
                                                                       (unaudited)

ASSETS


Cash and cash equivalents                                               $     3        $    30
Accounts receivable, net                                                     10             10
Restricted cash and certificates of deposits                                270            270
Due from related parties                                                    155              -
Inventory                                                                   519            519
                                                                        -------        -------
           TOTAL CURRENT ASSETS                                             957            829

Other receivables                                                           100            321
Investments and advances                                                  2,442          3,085
Property and equipment ,net                                                 624            736
Patents and completed technology                                            150            145
Other assets                                                                 18             18
                                                                        -------        -------

           TOTAL ASSETS                                                 $ 4,291        $ 5,134
                                                                        =======        =======

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                                         March 31,    December 31,
                                                                            2000          1999
                                                                        ----------    ------------
                                                                       (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $    487          $   531
  Due to related parties                                                 1,957            2,911
  Unearned revenue                                                         263              263
  Other accrued liabilities                                              1,209            1,180
  Bond payable                                                           4,000            4,000
                                                                      --------          -------

                  TOTAL CURRENT LIABILITIES                              7,916            8,885

Net liabilities of discontinued operations                                   -               29
Promissory note to related party                                         2,250            2,250
                                                                      --------          -------

                  TOTAL LIABILITIES                                     10,166           11,164

Minority interest                                                            -              319

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,912,202                                                   39               39
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 62,796,477                                      628              628
  Additional paid in capital                                            46,677           46,710
  Accumulated deficit                                                  (53,194)         (53,701)
                                                                      --------          -------
                                                                        (5,850)          (6,324)
  Less cost of 506,329 shares of common stock
    held in treasury                                                       (25)             (25)
                                                                      --------          -------

                  TOTAL STOCKHOLDERS' DEFICIT                           (5,875)          (6,349)
                                                                      --------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 4,291          $ 5,134
                                                                      ========          =======

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                        Three months ended
                                                                            March 31,
                                                                      ---------------------
                                                                        2000          1999
                                                                      ---------     --------
                                                                            (unaudited)
REVENUES
  Contract revenues                                                  $      8       $    264

COSTS AND EXPENSES
  Cost of sales                                                            40            319
  Research and development                                                 64             90
  General and administrative                                              546            423
  Depreciation and amortization                                           114            130
                                                                      ---------     --------
     Total costs and expenses                                             764            962
                                                                      ---------     --------

LOSS FROM OPERATIONS                                                     (756)          (698)
                                                                      ---------     --------
Interest income                                                             -             10
Other income                                                               46              -
Interest expense                                                         (130)          (130)
Equity in losses from unconsolidated
  subsidiary                                                             (406)          (308)
Minority interest                                                         319            419
                                                                      ---------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (927)          (707)

Gain from disposition of discontinued
  operations                                                            1,569              -
Loss from discontinued operations                                        (135)          (192)
                                                                      ---------     --------
Net gain (loss) from discontinued operations                            1,434           (192)
                                                                      ---------     --------
NET INCOME (LOSS)                                                    $    507       $   (899)
                                                                      =========     ========

NET INCOME (LOSS) PER SHARE - BASIC
  (Based on weighted average shares in 2000
  and 1999 of 62,290,000)
  Continuing operations                                             $    (.01)      $   (.01)
  Discontinued operations                                                 .02              -
                                                                      ---------     --------
     Total                                                          $     .01       $   (.01)

NET INCOME (LOSS) PER SHARE _ DILUTED
 (Based on weighted average shares in 2000
  and 1999 of 68,005,000 and 62,290,000)
  Continuing operations                                             $    (.01)      $   (.01)
  Discontinued operations                                                 .02              -
                                                                      ---------     --------
    Total                                                           $     .01       $   (.01)

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                                        Three months ended
                                                                            March 31,
                                                                      ---------------------
                                                                        2000          1999
                                                                      ---------     --------
                                                                            (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                   $     507     $   (899)
    Loss from discontinued operations                                       135          192
    Gain from  disposition of  discontinued  operations                  (1,569)           -
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                         114          130
      Undistributed losses of unconsolidated
        subsidiary                                                          406          308
      Provision for losses on investments                                   106            -
      Minority interest                                                    (319)        (419)
   Decrease (Increase) in:
      Accounts receivable                                                     -           (3)
      Inventories                                                             -          267
      Prepaid and other current assets                                        -            1
   Increase (decrease) in:
      Unearned revenue                                                        -         (187)
      Accounts payable and accrued liabilities                              (15)         105
                                                                      ---------     --------
   Net cash used in continuing operations                                  (635)        (505)
   Net cash used in discontinued operations                                (184)        (192)
                                                                      ---------     --------
                  NET CASH USED IN OPERATING ACTIVITIES                    (819)        (697)
                                                                      ---------     --------
INVESTING ACTIVITIES
  Payments received on receivables                                          221            -
  Proceeds from sale of oil and gas lease                                    98            -
  Purchase of patents                                                        (7)          (7)
                                                                      ---------     --------
  Net cash from (used in) investing
    activities - continuing                                                 312           (7)
  Net cash from investing activities - discontinued                       1,589            -
                                                                      ---------     --------
                  NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES                                  1,901           (7)
                                                                      ---------     --------
FINANCING ACTIVITIES
  Advances from related party                                                 -           85
  Payments to related parties, net                                       (1,109)         (17)
                                                                      ---------     --------
  Net cash from (used in) financing
    activities - continuing                                              (1,109)          68
  Net cash from (used in) financing
    activities - discontinued                                                 -            -
                                                                      ---------     --------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES                                             (1,109)          68
                                                                      ---------     --------
DECREASE IN CASH                                                            (27)        (636)
  Cash at beginning of period                                                30          714
                                                                      ---------     --------
CASH AT END OF PERIOD                                                    $    3       $   78
                                                                      =========     ========

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1999

B - Contingencies

         The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operation

General
-------

     The current principal business of the Company is to invest in environmental technology companies which consist of its 49% owned affiliate

Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 87% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business is to separate and extract various solubilized materials from liquid streams which is currently in the development stage and intends to commercialize its separation and recovery system.

     In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business")

     Polymer Technologies was incorporated in Delaware on March 3, 1998, has commenced operations and from 1998 to March 6, 2000, has generated approximately $80,000 in aggregate revenues. Due to the limited success in expanding its sales, the Company believed that the CERASET License, CERASET Business and CERASET Trademark have a nominal value and was written down to $100,000 as of December 31, 1998. In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust (an entity with common majority ownership) for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net book value of approximately $20,000.

Results from Operations
-----------------------

     Revenues were $8,000 for the three months ended March 31, 2000 compared to $264,000 for the three months ended March 31, 1999. Such revenues for 1999 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project, through its Separation subsidiary.

     For the three months ended March 31, 2000, the Company had incurred $40,000 of expenses, primarily relating to cost of sales relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer. For the three months ended March 31, 1999, the Company had incurred $319,000 of costs which primarily related to the Port of Baltimore contracts.

     For the three months ended March 31, 2000, the Company incurred research and development costs of $64,000, as compared to $90,000 for the three months ended March 31, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily due to cutbacks in order to preserve capital.

     General and administrative expenses for the three months ended March 31, 2000 were $546,000 as compared to $423,000 for the three months ended March 31, 1999. The increase is primarily due to professional fees and printing costs associated with public reporting requirements.

     Depreciation and amortization decreased from $130,000 for the three months ended March 31, 1999 to $114,000 for the three months ended March 31, 2000. This is a direct result of some of the assets of the Company's consolidated subsidiary becoming fully depreciated.

     Other income was $46,000 for the three months ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

     Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $319,000 and $419,000 for the three months ended March 31, 2000 and March 31, 1999, respectively.

     Equity in losses from unconsolidated subsidiary for the three months ended March 31, 2000 was $406,000 as compared to $308,000 for the three months ended March 31, 1999. The losses relate to the operations of Applied.

     On March 6, 2000, the Company sold Polymer Technologies to the Blum Technology Trust (an entity with common majority ownership) for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $20,000. In connection therewith, the Company recorded a gain on disposition of discontinued operations of $1,569,000.

     Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the three months ended March 31, 2000 as compared to $192,000 for the three months ended March 31, 1999.

     The Company had net income of $507,000  for the  three-month  period  ended

March 31, 2000 as compared to a net loss of $899,000 for the three-month period ended March 31, 1999. The results for the three month period ended March 31, 2000 included a gain on disposition of discontinued operations of $1,569,000. The Company recorded a net loss from continuing operations of $927,000 for the three months ended March 31, 2000 as compared to a net loss from continuing operations of $707,000 for the three month period ended March 31, 1999. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
-------------------------------

     The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements. For the three months ended March 31, 2000, the Company had net income of $507,000, which included a gain from the sale of discontinued operations of $1,569,000. At March 31, 2000, the Company had a working capital deficit of $6,959,000 as compared to a working capital deficit of $8,056,000 at the December 31, 1999. The Company has $4,000,000 of bonds payable due in June 2000, and is currently negotiating terms with the lender. The Company did not declare or pay dividends on its Series AA Preferred Stock.

     The Company anticipates that it will need additional financing throughout 2000 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions. In addition, since the first quarter of 1999, the Company was funded through advances made from an entity owned by its majority shareholder. As of March 31, 2000, the majority shareholder has advanced a net $1,261,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

     The Company has net operating loss carryforwards which expire in the years 2000 through 2019. The amount of net operating loss carry- forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

ITEM 2.           Changes in Securities

                  Not applicable.

ITEM 3.           Defaults upon Senior Securities

                  The Company did not declare or pay  dividends of $63,125
                   due March 31, 2000 on its Series AA Preferred Stock.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5.           Other Information

                  Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)  Exhibits - 27 - Financial Data Schedule


                 (b) Reports on Form 8-K - On March 21, 2000, theCompany filed with the Securities and Exchange Commission, the Company's Current Report on Form 8-K, dated March 6, 2000 with respect to the sale of the Capital Stock of Commodore Polymer Technologies, Inc. to the Blum Technology Trust.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                          (Registrant)



                                          By /s/ Andrew P. Oddi
                                            -------------------
                                            Andrew P. Oddi - Vice President
                                            Treasurer(As both a duly authorized
                                            Officer of the Registrant
                                            and the Chief Accounting
                                            Officer of the Registrant)
  Date:   May 17, 2000
                                     12