Form 10-Q
period 2000-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-08-21
CIK 71528

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

XX   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--   OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--   OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

YES      X       NO

Number of shares of common stock outstanding at August 3, 2000
(latest practicable date):

Issued and Outstanding: 63,996,477
                        ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                       June 30,         December 31,
                                                        2000                 1999
                                                    -----------         ------------
                                                    (unaudited)

ASSETS

Cash and cash equivalents                          $          27       $          30
Accounts receivable, net                                      59                  10
Restricted cash and certificates of deposits                 270                 270
Due from related parties                                     227                --
Inventory                                                   --                   519
                                                    ------------        ------------

                        TOTAL CURRENT ASSETS                 583                 829

Other receivables                                            100                 321
Investments and advances                                   1,814               3,085
Property and equipment ,net                                   27                 736
Patents and completed technology                             147                 145
Other assets                                                  18                  18
                                                    ------------        ------------


          TOTAL ASSETS                              $      2,689        $      5,134
                                                    ============        ============


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                       June 30,         December 31,
                                                        2000                 1999
                                                    -----------         ------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $        377        $        531
  Due to related parties                                   2,337               2,911
  Deposit on contract                                        263                 263
  Warrant issued for Applied Common Stock                  1,054               1,054
  Other accrued liabilities                                  363                 126
  Bond payable                                             4,000               4,000
                                                    ------------        ------------

TOTAL CURRENT LIABILITIES                                  8,394               8,885

Net liabilities of discontinued operations                     -                  29
Promissory note to related party                           2,250               2,250

                                                    ------------        ------------

TOTAL LIABILITIES                                         10,644              11,164

Minority interest                                              -                 319

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202 and 3,912,202                       33                  39
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 62,996,477 and                    630                 628
    62,796,477

  Additional paid in capital                              46,681              46,710
  Accumulated deficit                                    (55,274)            (53,701)
                                                    ------------        ------------

                                                          (7,930)             (6,324)
  Less cost of 506,329 shares of common stock
    held in treasury                                         (25)                (25)
                                                    ------------        ------------

 TOTAL STOCKHOLDERS' DEFICIT                              (7,955)             (6,349)
                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      2,689        $      5,134
                                                    ============        ============

See notes to condensed consolidated financial statements.



                   COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Dollars in Thousands, Except Per Share Data)

                                                        Three months ended     Six months ended
                                                             June 30,              June 30,
                                                        ------------------    ------------------
                                                          2000      1999        2000       1999
                                                        -------    -------    -------    -------
                                                     (unaudited)

REVENUES

  Contract revenues                                     $    59    $    20    $    67    $   284

COSTS AND EXPENSES

  Cost of sales                                              54         50         94        369
  Research and development                                   46        110        110        200
  General and administrative                                574        487      1,120        910
  Impairment of long lived assets                           170          -        170          -
  Reserve for inventory obsolesence                         519          -        519          -
  Depreciation and amortization                             118        130        232        260
                                                        -------    -------    -------    -------
     Total costs and expenses                             1,481        777      2,245      1,739
                                                        -------    -------    -------    -------

LOSS FROM OPERATIONS                                     (1,422)      (757)    (2,178)    (1,455)
                                                        -------    -------    -------    -------

Interest income                                               -          1          -         11
Other income                                                  -          -         46          -
Interest expense                                           (130)      (130)      (260)      (260)
Equity in losses from unconsolidated
  subsidiary                                               (528)      (184)      (934)      (492)
Minority interest                                             -        488        319        907
                                                        -------    -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 (2,080)      (582)    (3,007)    (1,289)

Gain from disposition of discontinued
  operations                                                  -          -      1,569          -
Loss from discontinued operations                             -       (224)      (135)      (416)
                                                        -------    -------    -------    -------
Net gain (loss) from discontinued
                      operations                              -       (224)     1,434       (416)
                                                        -------    -------    -------    -------

NET INCOME (LOSS)                                       $(2,080)   $ (806)    $(1,573)   $(1,705)
                                                        =======    =======    =======    =======

NET INCOME  (LOSS)  PER SHARE - BASIC AND  DILUTED
 (Based on weighted average shares in 2000 of 62,490,000 and 62,390,000 and in 1999 of 62,290,000)

  Continuing operations                                 $  (.03)   $  (.01)   $  (.05)   $  (.03)
  Discontinued operations                                     -          -        .02          -
                                                        -------    -------    -------    -------

     Total                                              $  (.03)   $  (.01)   $  (.03)   $  (.03)
                                                        =======    =======    =======    =======


See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)


                                                              Six months ended
                                                                  June 30,
                                                               2000       1999
                                                            ---------   --------
                                                           (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                           $ (1,573)   $(1,705)
  Loss from discontinued operations                              135        416
  Gain from disposition of discontinued operations            (1,569)         -
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                232        260
          Undistributed losses of unconsolidated
                 subsidiary                                      934        491
    Impairment of long lived assets                              170          -
    Reserve for inventory obsolesence                            519          -
    Write off of leasehold improvements                           85          -
    Provision for losses on investments                          206          -
          Minority interest                                     (319)      (907)
       Decrease (Increase) in:
    Accounts receivable                                          (49)        (9)
    Inventories                                                    -        181
    Prepaid and other current assets                               -          1
 Increase (decrease) in:
    Unearned revenue                                               -       (187)
    Other current liabilities                                      -       (233)
    Accounts payable and accrued liabilities                      83        908
                                                            ---------   --------
 Net cash used in continuing operations                       (1,146)      (784)
 Net cash used in discontinued operations                       (184)      (416)
                                                            ---------   --------
                NET CASH USED IN OPERATING ACTIVITIES         (1,330)    (1,200)
                                                            ---------   --------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)
                                   (Continued)


                                                              Six months ended
                                                                  June 30,
                                                               2000       1999
                                                            ---------   --------
                                                           (unaudited)

INVESTING ACTIVITIES
  Payments received on receivables                               221          -
  Sale of equipment                                              228          -
  Proceeds from sale of oil and gas lease                         98          -
  Purchase of equipment                                            -         (2)
  Purchase of patents                                             (8)        (8)
                                                            ---------   --------
  Net cash from (used in) investing
    activities - continuing                                      539        (10)
  Net cash from investing activities - discontinued            1,589          -
                                                            ---------   --------
                  NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                         2,128        (10)
                                                            ---------   --------
FINANCING ACTIVITIES
  Advances from related party                                      -        547
  Payments to related parties, net                              (801)
                                                            ---------   --------
  Net cash from (used in) financing
    activities - continuing                                     (801)       547
  Net cash from (used in) financing
    activities - discontinued                                      -          -
                                                            ---------   --------
              NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES                                    (801)       547
                                                            ---------   --------
DECREASE IN CASH                                                  (3)      (663)
  Cash at beginning of period                                     30        714
                                                            ---------   --------
CASH AT END OF PERIOD                                        $    27    $    51
                                                            =========   ========
See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium consentrations to exceed contract specified amounts. The Company has made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $228,000 of lab equipment and furniture and fixtures to the Company, in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico.

As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the period ended June 30, 2000. The Company plans to continue to search for applications for its technology.

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

Results from Operations

Revenues, cost of sales and research and development expenses for 2000 and 1999 relate to the Company's Separation subsidiary.

Revenues were $59,000 for the three months ended June 30, 2000 compared to $20,000 for the three months ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $67,000 as compared to $284,000 for the six months ended June 30, 1999. Such revenues for 1999 were primarily due to Separation's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, Separation had withdrawn its equipment from the Port of Baltimore. Revenues for 2000 were performed for a new customer, for which the job was completed in the second quarter.

For the three months ended June 30, 2000, the Company had incurred $54,000 in cost of sales as compared to $50,000 for the three months ended June 30, 1999. For the six month period ended June 30, 2000, cost of sales were $94,000 as compared to $369,000 for the six month period ended June 30, 1999. Cost of sales relate primarily to Separation. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

For the three months ended June 30, 2000, the Company incurred research and development costs of $46,000, as compared to $110,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company incurred $110,000 as compared to $200,000 for the six month period ended June 30, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three month and six month periods ended June 30, 2000 as compared to the three and six month periods ended June 30, 1999 primarily due to cutbacks in order to preserve capital.

General and administrative expenses for the three months ended June 30, 2000 were $574,000 as compared to $487,000 for the three month period ended June 30, 1999. General and administrative expenses for the six month period ended June 30, 2000 were $1,120,000 as compared to $910,000 for the six months ended June 30, 1999. The increase is primarily due to professional fees and printing costs associated with public reporting requirements.

In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $228,000 of lab equipment and furniture and fixtures to the Company in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or been released.

As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $170,000 and a write off of leasehold improvements of $85,000 in the period ended June 30, 2000.

Other income was $46,000 for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 1999. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $907,000 and $419,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.

Equity in losses from unconsolidated subsidiary for the three months ended June 30, 2000 was $528,000 as compared to $184,000 for the three months ended June 30, 1999. The losses relate to the operations of Applied. For the six months ended June 30, 2000, equity in losses from unconsolidated subsidiary was $934,000 as compared to $492,000 for the six months ended June 30, 1999.

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

Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the six months ended June 30, 2000 as compared to $416,000 for the six months ended June 30, 1999.

The Company had a net loss of $2,080,000 for the three-month period ended June 30, 2000 as compared to a net loss of $806,000 for the three-month period ended June 30, 1999. For the six months ended June 30, 2000, the Company had a net loss of $1,573,000 as compared to a net loss of $1,705,000 for the six months ended June 30, 1999. The results for the six month period ended June 30, 2000 included a gain on disposition of discontinued operations of $1,569,000. The Company recorded a net loss from continuing operations of $2,080,000 for the three months ended June 30, 2000 as compared to a net loss from continuing operations of $582,000 for the three month period ended June 30, 1999. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources

The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements. For the six months ended June 30, 2000, the Company had a net loss of $1,573,000, which included a gain from the sale of discontinued operations of $1,569,000. At June 30, 2000, the Company had a working capital deficit of $7,811,000 as compared to a working capital deficit of $8,056,000 at the December 31, 1999. The Company has $4,000,000 of bonds payable due in December 2000.

The Company anticipates that it will need additional financing throughout 2000 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions. In addition, since the first quarter of 1999, the Company was funded through advances made from an entity owned by its majority shareholder. As of June 30, 2000, the majority shareholder has advanced a net $1,643,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

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


                           PART II - OTHER INFORMATION

ITEM 6.
Exhibits and Reports on Form 8-K

(a) Exhibits - 27 - Financial Data Schedule


(b) Reports on Form 8-K - On July 16, 2000, the Company filed with the Securities and Exchange Commission, the Company's Current Report on Form 8-K, dated July 18, 2000 with respect to the extension of the due date on its borrowings from a third party lender.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                          (Registrant)



                                           By /s/ Andrew P. Oddi
                                           ---------------------
                                           Andrew P. Oddi - Vice President
                                           Treasurer

                                           (As both a duly authorized
                                           Officer of the Registrant
                                           and the Chief Accounting
                                           Officer of the Registrant)











Date:   August 18, 2000