Form 10-Q
period 2000-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2000-11-14
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           87-0275043
          --------                                           ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                          Number)


    150 East 58th Street,                                        10155
     New York, New York                                         -------
    ---------------------                                      (Zip Code)
(Address of Principal Executive Offices)


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

                    YES      X       NO


    Number of shares of common stock outstanding at October 25, 2000 (latest practicable date):

                       Issued and Outstanding: 63,996,477
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                       September 30,    December 31,
                                                                            2000           1999
                                                                       -------------    ------------
                                                                        (unaudited)


ASSETS

Cash and cash equivalents                                              $     116        $       30
Accounts receivable, net                                                      16                10
Restricted cash and certificates of deposits                                 220               270
Due from related parties                                                     227                 -
Inventory                                                                     -                519
                                                                       ---------        ----------

             TOTAL CURRENT ASSETS                                            579               829

Other receivables                                                            100               321
Investments and advances                                                   2,716             3,085
Property and equipment ,net                                                   26               736
Patents and completed technology                                             144               145
Other assets                                                                  18                18
                                                                       ---------        ----------


          TOTAL ASSETS                                                 $   3,583        $    5,134
                                                                       =========        ==========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                      September 30,    December 31,
                                                                           2000           1999
                                                                       -------------    -----------
                                                                       (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $     315        $      531
  Due to related parties                                                   2,686             2,911
  Deposit on contract                                                        263               263
  Warrant issued for Applied Common Stock                                    992             1,054
  Other accrued liabilities                                                  396               126
  Bond payable                                                             4,000             4,000
                                                                       ---------        ----------

             TOTAL CURRENT LIABILITIES                                     8,652             8,885

Net liabilities of discontinued operations                                     -                29
Promissory note to related party                                           2,250             2,250
                                                                       ---------        ----------

             TOTAL LIABILITIES                                            10,902            11,164

Minority interest                                                              -               319

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202 and 3,912,202                                       33                39
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 63,996,477 and                                    640               628
    62,796,477
  Additional paid in capital                                              48,503            46,710
  Accumulated deficit                                                    (56,470)          (53,701)
                                                                       ---------        ----------

                                                                          (7,294)           (6,324)
  Less cost of 506,329 shares of common stock
    held in treasury                                                         (25)              (25)
                                                                       ---------        ----------

             TOTAL STOCKHOLDERS' DEFICIT                                  (7,319)           (6,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   3,583        $    5,134
                                                                       =========        ==========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                        Three months ended Nine months ended
                                                         September 30,          September 30,
                                                       ----------------        ----------------
                                                       2000        1999        2000        1999
                                                       ----        ----        ----        ----
                                                                          (unaudited)


REVENUES
  Contract revenues                                $        -    $     45    $     67   $      329

COSTS AND EXPENSES
  Cost of sales                                            13          38         107          407
  Research and development                                  5          81         115          281
  General and administrative                              198         401       1,033        1,311
  Impairment of long lived assets                           -           -         255            -
  Reserve for inventory obsolesence                         -           -         519            -
  Depreciation and amortization                             4         154         236          414
                                                   ----------    --------    --------   ----------
     Total costs and expenses                             220         674       2,265        2,413
                                                   ----------    --------    --------   ----------

LOSS FROM OPERATIONS                                     (220)       (629)     (2,198)      (2,084)
                                                   ----------    --------    --------   ----------

Interest income                                             2           1           2           12
Other income                                                -           -          46            -
Interest expense                                         (130)       (130)       (390)        (390)
Gain on sale of subsidiary stock                           77           -          77            -
Equity in losses from unconsolidated
  subsidiary                                             (925)       (330)     (2,059)        (822)
Minority interest                                           -         369         319        1,276
                                                   ----------    --------    --------   ----------
INCOME (LOSS) FROM CONTINUING
                  OPERATIONS                           (1,196)       (719)     (4,203)      (2,008)
Gain from sale of discontinued
  operations to related party                               -           -       1,569            -
Loss from discontinued operations                           -        (195)       (135)        (611)
                                                   ----------    --------    --------   ----------
Net gain (loss) from discontinued
                      operations                            -        (195)      1,434         (611)
                                                   ----------    --------    --------   ----------

NET INCOME (LOSS)                                  $   (1,196)   $   (914)     (2,769)  $   (2,619)
                                                   ==========    ========    ========   ==========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
  (Based on weighted average shares in 2000 of
  63,240,000 and 62,710,000 and in 1999 of
  62,290,000)

  Continuing operations                            $     (.02)   $   (.01)   $   (.07)  $     (.04)
  Discontinued operations                                   -           -         .02         (.01)
                                                   ----------    --------    --------   ----------

     Total                                         $     (.02)   $   (.01)   $   (.05)  $     (.05)



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)



                                                                                   Nine months ended
                                                                                     September 30,
                                                                                   -----------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                      (unaudited)

OPERATING ACTIVITIES
  Net (loss)                                                                    $   (2,769)   $  (2,619)
  Loss from discontinued operations                                                    135          833
    Gain from disposition of discontinued operations                                (1,569)           -
    Gain on sale of subsidiary stock                                                   (77)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                                    236          443
       Undistributed losses of unconsolidated
              subsidiary                                                             2,059          822
      Impairment of long lived assets                                                  255            -
      Reserve for inventory obsolesence                                                519            -
       Minority interest                                                              (319)      (1,276)
    Decrease (Increase) in:
      Accounts receivable                                                               (6)           2
      Inventories                                                                        -          152
      Prepaid and other current assets                                                   -            -
   Increase (decrease) in:
      Unearned revenue                                                                   -         (187)
      Other current liabilities                                                          -         (233)
      Accounts payable and accrued liabilities                                          54          595
                                                                                ----------    ---------
   Net cash used in continuing operations                                           (1,482)      (1,468)
   Net cash used in discontinued operations                                              -         (833)
                                                                                ----------    ---------

             NET CASH USED IN OPERATING ACTIVITIES                                  (1,482)      (2,301)
                                                                                ----------    ---------


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Continued)


                                                                                   Nine months ended
                                                                                     September 30,
                                                                                   -----------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                      (unaudited)


INVESTING ACTIVITIES
  Payments received on receivables                                                     221            -
  Proceeds from sale of oil and gas lease                                               98            -
  Proceeds from the sale of subsidiary stock                                            26            -
  Redemption of certificate of deposit                                                  50            -
  Purchase of equipment                                                                  -          (60)
  Purchase of patents                                                                   (8)          (8)
                                                                                ----------    ---------
  Net cash from (used in) investing
    activities - continuing                                                            387          (68)
  Net cash from investing activities - discontinued                                      -            -
                                                                                ----------    ---------
             NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                                                      387          (68)
                                                                                ----------    ---------

FINANCING ACTIVITIES
  Advances from related party                                                        1,181        1,689
                                                                                ----------    ---------
  Net cash from (used in) financing
    activities - continuing                                                          1,181        1,689
  Net cash from (used in) financing
    activities - discontinued                                                            -            -
                                                                                ----------    ---------
             NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                                              1,181        1,689
                                                                                ----------    ---=-----
INCREASE (DECREASE) IN CASH                                                             86         (680)
  Cash at beginning of period                                                           30          714
                                                                                ----------    ---------
CASH AT END OF PERIOD                                                           $      116    $      34
                                                                                ==========    ==---====




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2000


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

ITEM 2.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operation
             ----------------------------------

General
-------

     The current principal business of the Company is to invest in environmental technology companies which consist of its 33% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 87% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business is to separate and extract various solubilized materials from liquid streams which is currently in the development stage and intends to commercialize its separation and recovery system.

     In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium concentrations to exceed contract specified amounts. The Company has made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

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

     Revenues were $0 for the three months ended September 30, 2000 compared to $45,000 for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $67,000 as compared to $329,000 for the nine months ended September 30, 1999. Such revenues for 1999 were primarily due to Separation's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, Separation had withdrawn its equipment from the Port of Baltimore. Revenues for 2000 were performed for a new customer, for which the job was completed in the second quarter.

     For the three months ended September 30, 2000, the Company had incurred $13,000 in cost of sales as compared to $38,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, cost of sales were $107,000 as compared to $407,000 for the nine month period ended September 30, 1999. Cost of sales relate primarily to Separation. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

     For the three months ended September 30, 2000, the Company incurred research and development costs of $5,000, as compared to $81,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company incurred $115,000 as compared to $281,000 for the nine month period ended September 30, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three month and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999 primarily due to cutbacks in order to preserve capital.

     General and administrative expenses for the three months ended September 30, 2000 were $198,000 as compared to $401,000 for the three month period ended September 30, 1999. General and administrative expenses for the nine month period ended September 30, 2000 were $1,033,000 as compared to $1,311,000 for the nine months ended September 30, 1999. The decrease for the three months ended is primarily due to the reduction of expenses in the Company's Separation subsidiary.

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

     Other income was $46,000 for the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

     Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $319,000 and $1,276,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

     Equity in losses from unconsolidated subsidiary for the three months ended September 30, 2000 was $925,000 as compared to $330,000 for the three months ended September 30, 1999. The losses relate to the operations of Applied. For the nine months ended September 30, 2000, equity in losses from unconsolidated subsidiary was $2,059,000 as compared to $822,000 for the nine months ended September 30, 1999.

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

     Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the nine months ended September 30, 2000 as compared to $611,000 for the nine months ended September 30, 1999.

     The Company had a net loss of $1,196,000 for the three-month period ended September 30, 2000 as compared to a net loss of $914,000 for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000, the Company had a net loss of $2,769,000 as compared to a net loss of $2,619,000 for the nine months ended September 30, 1999. The results for the nine month period ended September 30, 2000 included a gain on disposition of discontinued operations of $1,569,000. The Company recorded a net loss from continuing operations of $1,196,000 for the three months ended September 30, 2000 as compared to a net loss from continuing operations of $719,000 for the three month period ended September 30, 1999. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

     The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements. For the nine months ended September 30, 2000, the Company had a net loss of $2,769,000, which included a gain from the sale of discontinued operations to a related party of $1,569,000. At September 30, 2000, the Company had a working capital deficit of $8,073,000 as compared to a working capital deficit of $8,056,000 at the December 31, 1999. The Company has $4,000,000 of bonds payable due in December 2000.

     The Company anticipates that it will need additional financing throughout 2000 to satisfy its current operating requirements. The Company believes that it may be able to obtain such financing through the sale of its Applied Common Stock in one or more private placement transactions. In addition, since the first quarter of 1999, the Company was funded through advances made from an entity owned by its majority shareholder. As of September 30, 2000, the majority shareholder has advanced a net $1,938,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.


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


                           PART II - OTHER INFORMATION

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)      Exhibits - 27 - Financial Data Schedule


                      (b) Reports on Form 8-K - On July 18, 2000, the Company filed with the Securities and Exchange Commission, the Company's Current Report on Form 8-K, dated July 18, 2000 with respect to the extension of the due date on its borrowings from a third party lender.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                         (Registrant)



                                         By   /s/ Andrew P. Oddi
                                         Andrew P. Oddi - Vice President
                                         Treasurer
                                         (As both a duly authorized
                                         Officer of the Registrant
                                         and the Chief Accounting
                                         Officer of the Registrant)




















Date:   November 13, 2000