Form 10-K
period 2000-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2001-04-16
CIK 71528

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

                   For the fiscal year ended December 31, 2000

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-10054

                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                                      87-0275043
    (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

    150 East 58th Street, Suite 3238
    New York, New York                                               10155
    (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
     Title of Each Class                                  on Which Registered
     -------------------                                -----------------------
Common Stock, par value $0.01 per share                          None

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 30, 2001 with an aggregate market value of approximately $1,002,000 (based upon the average of the bid and asked prices of the Common Stock on March 31, 2001 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of March 31, 2001, 80,796,476 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                           Page

PART I.........................................................................3


     ITEM 1.      BUSINESS.....................................................3

                  General......................................................3
                  Research and Development.....................................5
                  Intellectual Property........................................5
                  Environmental Regulation.....................................5
                  Employees....................................................6

     ITEM 2.      PROPERTIES...................................................6


     ITEM 3.      LEGAL PROCEEDINGS............................................6


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........6


PART II........................................................................7


     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..........................................7

                  Market Information...........................................7
                  Dividend Information.........................................7

     ITEM 6.      SELECTED FINANCIAL DATA......................................8


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................9

                  Overview.....................................................9
                  Results of Operations........................................9
                  Liquidity and Capital Resources.............................11
                  Net Operating Loss Carryforwards............................12
                  Year 2000 Considerations....................................12
                  New Accounting Pronouncements...............................12
                  Forward-Looking Statements..................................12

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK........................................................13


     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................13


     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................13


PART III......................................................................14

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........14

                  Executive Officers and Directors............................14
                  Compensation of Directors...................................15
                  Compliance with Section 16(a) of the Exchange Act...........15

     ITEM 11.     EXECUTIVE COMPENSATION......................................16

                  Summary Compensation........................................16
                  Stock Options...............................................17
                  Compensation Committee Interlocks and Insider
                  Participation...............................................18

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................20


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............21

                  Sale of Polymer Technologies................................21
                  Loans to Applied............................................21
                  Services Agreement..........................................22

PART IV.......................................................................23


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.................................................23


SIGNATURES....................................................................27

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------   --------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of March 22, 2001, the Company owned approximately 16.6% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)"), (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program ("FOCUS(TM)"), and (iii) providing services related to, environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         Effective as of September 28, 1998, the Company, through its wholly owned subsidiary, Commodore Environmental Services LLC, acquired from Applied approximately 87% of the outstanding common stock of Commodore Separation Technologies, Inc. ("Separation"), a publicly traded company and former operating subsidiary of Applied. Separation has developed its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its continuing research and development program, the Company believed that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

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

         In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations to exceed contract specified amounts. Separation had made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, Separation has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $227,000 of lab equipment and furniture and fixtures to the Company, the owner of 87% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded an impairment reserve totaling $949,000 for inventory obsolescence, long-lived assets and intangible assets in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has no ongoing operations as of December 31, 2000.

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

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 2000, 1999 and 1998 and the years then ended.

         The Company was incorporated in Delaware in August 1988. As used in this Annual Report, and except as the context otherwise requires, "Applied" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, Advanced Sciences and CFC Technologies. The Company's principal executive offices are located at 150 East 58th Street, Suite 3238, New York, New York 10155, and its telephone number at that address is (212) 308-5800.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its affiliates. All such activities are company-sponsored. Research and development expenditures for the Company and its affiliates including discontinued operations were $122,000 and $748,000 for the years ended December 31, 2000 and 1999, respectively. These expenditures relate to Separation for 1999 and 2000 and Polymer for 1999.

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

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than Separation. Although Separation believes that SLiM may have advantages over many other known separation technologies, any one or more of its competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent Separation's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, Separation's ability to compete effectively could be materially adversely affected. Separation believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to compete successfully. Effective December 31, 2000, the Company wrote off its investment in intellectual property. The intellectual property is proven technology but the Company has not generated profitable operations from such technologies.

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

EMPLOYEES

         As of December 31, 2000, the Company (including all of its direct and indirect subsidiaries) had a total of 5 full-time employees. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.



ITEM 2.  PROPERTIES.
------   ----------

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of the Company and a director of Applied, Solution, Separation, Advanced Sciences and certain other affiliates of the Company. Such space also serves as the principal executive offices of certain other affiliates of the Company. The lease for the New York City space expires in January 2002. The Company pays an allocable portion of the rent per year under such lease.

         The Company also leases approximately 2,700 square feet of space in Great Neck, New York at a rental expense of approximately $77,000 per annum. The lease on the Great Neck space expires in March 2003.


ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

         The Company is involved in litigation incidental to the conduct of its business, none of which management believes is, individually or in the aggregate, material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
------            AND RELATED STOCKHOLDER MATTERS.
                  --------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On March 22, 2001, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                           High           Low
                                                           ----           ---
Fiscal 2000
      First Quarter...................................... $0.45          $0.06
      Second Quarter.....................................  0.25           0.06
      Third Quarter......................................  0.30           0.12
      Fourth Quarter.....................................  0.17           0.12
Fiscal 1999
      First Quarter......................................  0.12           0.06
      Second Quarter.....................................  0.08           0.06
      Third Quarter......................................  0.20           0.06
      Fourth Quarter.....................................  0.14           0.05


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

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

         The following table presents selected financial data of the Company, as of December 31, 2000, for the fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000. During 1998, the Company's investment in Applied fell below 50% and is accounted for under the equity method of accounting, since that time. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the consolidated financial statements of the Company as of December 31, 1998 and for the period from acquisition to December 31, 2000. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:



                                                                   Year Ended December 31,
                                      ----------------------------------------------------------------------------------
                                           1996            1997            1998             1999             2000
                                           ----            ----            ----             ----             ----

Revenue..............................   $5,253,000      $19,493,000     $1,632,000         $337,000          $66,000
Net income (loss) from continuing       (8,311,000)     (13,507,000)    (1,834,000)      (2,950,000)      (7,189,000)
   operations
Discontinued operations..............            -                -     (4,927,000)        (946,000)       1,433,000
Net (loss)...........................   (8,311,000)     (13,507,000)    (6,761,000)      (3,896,000)      (5,756,000)
Net (loss) per share from continuing
   operations........................         (.15)            (.27)          (.03)            (.05)            (.11)
Net (loss) per share -
   continuing and discontinued.......         (.15)            (.27)          (.11)            (.06)            (.09)

Dividends per common share..........             -                -              -                -                -




Consolidated Balance Sheet Data:



                                                                   Year Ended December 31,
                                       ---------------------------------------------------------------------------------
                                           1996            1997            1998             1999             2000
                                           ----            ----            ----             ----             ----

Total assets......................     $41,113,000      $35,016,000     $8,029,000       $5,134,000         $554,000

Long-term obligations (including
    current portion)..............       8,333,000        6,952,000      6,250,000        6,279,000         6250,000


Redeemable preferred stock........               0        3,557,000              0                0                0


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------            ------------------------------------------------

Overview

         From the Company's acquisition of Applied's predecessor (Commodore Laboratories, Inc. (formerly A.L. Sandpiper Corporation)) in December 1993 to the February 1998 Private Placement, the Company owned a controlling equity interest in Applied and its subsidiaries, including Solution, Separation, Advanced Sciences (which accounts for substantially all of Applied's revenues) and CFC Technologies. During such period the Company had not generated material revenues, except from the operations of Advanced Sciences, or any profits. As a result of the 1997 Private Placement and the February 1998 Private Placement, the Company's ownership interest in Applied decreased to below 50%. While the Company's financial condition for the year ended December 31, 1997 consolidates that of Applied and its operating subsidiaries, including Advanced Sciences, beginning February 1998 and as long as the Company's equity interest in Applied is less than 50%, the Company will no longer consolidate the financial condition of Applied and its subsidiaries. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 2000, 1999 and 1998 and for the period since the acquisition. See "Market for Registrant's Common Equity and Related Stockholder Matters" and "Certain Relationships and Related Transactions."

Results of Operations

         Year ended December 31, 2000 compared to year ended December 31, 1999

         Revenues for the year ended December 31, 2000 were $66,000 as compared to $337,000 for the year ended December 31, 1999. Such revenues for 2000 and 1999 consisted of Separation's revenues which were consolidated with that of the Company. Cost of sales for the year ended December 31, 2000 and 1999 were $111,000 and $541,000 respectively, which related to Separation. Cost of sales include direct labor and fringes, subcontractor costs, travel related expenses and material purchases.

         Research and development costs were $122,000 for the year ended December 31, 2000 as compared to $338,000 for the year ended December 31, 1999. The 2000 and 1999 results consisted of Separation's research and development costs. A significant cause for the decrease was that in 2000, Separation terminated its business activities.

         General and administrative expenses were $1,403,000 for the year ended December 31, 2000 as compared to $1,672,000 for the year ended December 31, 1999. In 2000, $320,000 of general and administrative expenses related to Separation's results as compared to $755,000 for the year ended December 31, 1999. In 2000, Separation' general and administrative expenses decreased due to its termination of business activities.

         In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations to exceed contract specified amounts. Separation had made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, Separation has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $227,000 of lab equipment and furniture and fixtures to the Company, the owner of 87% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded $949,000 of impairment reserves for inventory obsolescence, long-lived assets and write off of patents in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has no ongoing operations as of December 31, 2000.

         In 2000, the Company incurred $4,534,000 of losses from unconsolidated affiliates as compared to $1,478,000 of losses from unconsolidated affiliates for 1999. The losses are primarily attributable to Applied.

         Minority interest's share of the loss in consolidated subsidiaries was $319,000 in 2000 as compared to $1,786,000 in 1999. Minority interest income for 1999 relates to the portion of Separation's losses which belong to the minority shareholders of Separation.

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Accordingly, the Company recorded a gain from disciontinued operations of $1,433,000 in 2000 and a loss from discontinued operations of $946,000 in 1999, relating to Polymer.

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


LIQUIDITY AND CAPITAL RESOURCES

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

         In 1993 and 1994 the Company issued $4,000,000 of convertible bonds that carry an interest rate of 8.5%, payable quarterly. The maturity date of the bonds has been extended from December 3, 1998 to December 4, 2000. The bonds are secured by 16,800,000 treasury shares of the Company's Common Stock and 6,000,000 shares of Applied's common stock that the Company owns. The bonds are convertible at any time into Common Stock of the Company at the rate of one share per $1.00 of bond principal. As of December 4, 2000, when the Company did not pay the outstanding principal of the bonds, through February 6, 2001, there was a continuing forbearance.

         The Company has, however, continued to make quarterly interest payments, the last of which in the amount of $85,000 was made on January 5, 2001. There was a notice of default on February 6, 2001, subsequent to which, the bondholder has begun the process to take possession of the shares pledged to secure the bonds. Further, the bondholder has affirmed that it will not vote any of these shares. Based on the market value of the pledged shares as of February 6, 2001, the collateral has a value of $3,648,000. On February 22, 2001, the Company delivered to the bondholder documents relating to the transfer of the collateral.

         The outstanding $4,000,000 principal amount of the bonds is currently due and payable and any difference after the sale of the collateral will still remain as an obligation of the Company.

         The Company has sustained losses of $5,756,000, $3,896,000 and $6,761,000 for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, the Company had a working capital deficit of $8,378,000 and $8,056,000, respectively, and a Stockholders' Deficit of $10,329,000 at December 31, 2000 and $6,349,000 at December 31, 1999. The Company's increase in stockholders' deficit is primarily due to the net loss for the period.

         The Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $38,000,000, which expire in the years 2001 through 2019. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance of $11,764,000 has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

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


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------          ----------------------------------------------------------

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------            -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-40 of this Annual Report and are incorporated herein by reference. The financial statements of the Company's significant subsidiary, Commodore Applied Technologies, Inc., are also included on pages F-41 through F-81 of this Annual Report and are incorporated herein by reference.



                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.           ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------            --------------------------------------

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

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------           --------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, as of March 22, 2001, are as follows:

Name                       Age    Position
----                       ---    --------

Bentley J. Blum             59    Chairman of the Board, President and
                                   Chief Executive Officer

Jerry Karlik                47    Vice President and Director

Andrew P. Oddi              39    Vice President and Treasurer

----------------------

         Bentley J. Blum has served as a director of the Company since 1984 and served as the Chairman of the Board from 1984 to November 1996 and subsequently since June 1998. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum also currently serves as a director of Separation, Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a director of Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of the Company and is the brother-in-law of Paul E. Hannesson, the former Chairman of the Board, President and Chief Executive Officer of Applied.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2000, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2000, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of 2000, 1999, and 1998 to the Company's Chief Executive Officer at December 31, 2000, and to one additional individual who served as the Company's Chief Executive Officer during 1998, but not at December 31, 1998.



                           Summary Compensation Table

                                        Annual Compensation                           Long-Term Compensation
---------------------------  --------------------------------------    ---------------------------------------------
                                                            Other                   Securities
                                                            Annual     Restricted     Under-               All Other
---------------------------                                 Compen-       Stock       lying      LTIP        Compen-
 Name and Principal                    Salary     Bonus     sation      Award(s)     Options    Payouts      sation
     Position                Year       ($)       ($)        ($)          ($)          (#)       ($)          ($)
---------------------------  ----      ------     -----     ------     ----------   ----------  -------    ---------

Bentley J. Blum              2000       -0-       -0-        -0-          -0-         -0-        -0-          -0-
Chief Executive Officer      1999       -0-       -0-        -0-          -0-         -0-        -0-          -0-
                             1998       -0-       -0-        -0-          -0-      4,500,000     -0-          -0-

Paul E. Hannesson            2000       -0-       -0-        -0-          -0-         -0-        -0-          -0-
Former Chief Executive       1999       -0-       -0-        -0-          -0-         -0-        -0-          -0-
Officer                      1998     58,658(1)   -0-      1,620(2)       -0-        525,705     -0-          -0-

--------------------------------

(1) Represents the amount of Mr. Hannesson's base salary allocated to the Company. Mr. Hannesson's total base salary for 1998 was $434,500. Certain portions of such base salaries were also allocated to Applied and Separation. See "Certain Relationships and Related Transactions--Services Agreement."

(2) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company. Mr. Hannesson's total automobile allowance for 1998 was $12,000, certain portions of which were also allocated to Applied and Separation.

(4) In November 1996, Mr. Hannesson was granted options to purchase 3,450,000 shares of Company Common Stock, which options were rescinded, re-issued in June 1997 and cancelled in December 1998.

STOCK OPTIONS

         No stock options were granted during the year ended December 31, 2000 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2000.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 2000 by the individuals listed in the Summary Compensation Table.



        Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                -------------------  -------------------  ---------------------------------  ----------------------

                                                                            Number Of                     Value Of
                                                                           Securities                   Unexercised
                                                                           Underlying                   In-The-Money
                                                                           Unexercised                    Options
                                                                             Options                   At Fiscal Year-
                               Shares                Value               At Fiscal Year-End(#)             End($)
                             Acquired On           Realized                 Exercisable/                  Exercisable/
      Name                   Exercise (#)            ($)(1)                 Unexercisable               Unexercisable(2)
      ----                   ------------          --------              ---------------------         -----------------

 Bentley J. Blum                 -0-                  -0-                    4,500,000/-0-                   -0-/-0-

 Jerry Karlik                    -0-                  -0-                       50,000/-0-                   -0-/-0-

 -----------------------


(1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

(2) Represents the difference between the last reported sale price of the Common Stock on December 31, 2000, and the exercise price of the option multiplied by the applicable number of options exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive Officer Compensation

         Base Salaries. In 2000, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the former Chairman of the Board, President and Chief Executive Officer of the Company, the former Chairman of the Board, President and Chief Executive Officer of Applied, and the Chairman of the Board and Chief Executive Officer of Solution and CFC Technologies, received annual compensation based upon, among other things, the terms of his employment agreement with the Company, which agreement was assigned to Applied in June 1998. Pursuant to the terms of his employment agreement, Mr. Hannesson was entitled to receive a base salary at an annual rate of not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to the Company and certain of its affiliates, including Applied and Separation.

         For 2000, neither the Company nor Separation have incurred any compensation expense for Mr. Hannesson. Mr. Hannesson's base salary increased from $395,000 for 1997 to $434,500 for 1998, representing an increase of approximately 10%. Such base salary was allocated among the Company, Applied and Separation based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Separation paid $58,658, $271,465 and $94,504, respectively, of such salary.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 2000, 1999 and 1998 no incentive bonuses were paid to any officers or employees.

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

         No options were granted in 2000 or 1999. A total of 8,245,000 stock options were granted in 1998, of which 4,500,000 and 525,705 were granted to Messrs. Blum and Hannesson, respectively, and 50,000 were granted to the other individual named in the Summary Compensation Table. The number of stock options granted in 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

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

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2000, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

         SECURITY OWNERSHIP OF CERTAIN
ITEM 12. BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------

         The following table sets forth certain information, as of December 31, 2000, with respect to the beneficial ownership of Company Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------      ----- ------------------

Bentley J. Blum.............................             34,979,737(3)                      41.0%

Paul E. Hannesson...........................              6,325,705(4)                       7.8%

Credit Agricole Deux Sevres.................             16,800,000(5)                      20.1%

Jerry Karlik................................                250,000(6)                        *

All executive officers
  and directors as
  a group (2 persons).......................             35,229,737                         41.1%

-----------------------------------

         *Percentage ownership is less than 1%.

(1) The addresses of each of Bentley J. Blum, Paul E. Hannesson and Jerry Karlik is 150 East 58th Street, Suite 3238, New York, New York 10155. The addresses of Credit Agricole Deux Sevres is 4 Boulevard Louis Tardy, 79000 Niort, France. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

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

(3) Represents Mr. Blum's beneficial ownership of 28,479,737 shares, his spouse's ownership of 2,000,000 shares of Common Stock of the Company and 4,500,000 shares of Common Stock underlying currently exercisable options, representing together 41.0% of the outstanding shares of Company Common Stock at March 22, 2001. Does not include 450,400 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

(4) Consists of an aggregate of: (i) 2,650,000 shares of Company Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson; (ii) 2,650,000 shares of Company Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse; (iii) 500,000 shares of Company Common Stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 share of Company Common Stock and (iv) currently exercisable options to purchase 525,705 shares of Company Common Stock at $0.10 per share, representing collectively 7.8% of the outstanding shares of Company Common Stock. Does not include 1,000,000 shares of Company Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Company Common Stock owned by or for the benefit of his spouse and children.

(5)      Consists of the number of shares of Company Common Stock owned.

(6) Represents 200,000 shares of Company Common Stock owned by Mr. Karlik and 50,000 shares of Company Common Stock underlying currently exercisable stock options granted to Mr. Karlik by the Company under the Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------


SALE OF POLYMER TECHNOLOGIES

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $30,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1999 and for the years ended December 31, 2000, 1999 and 1998.

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

                                     PART IV
                                     -------

         EXHIBITS, FINANCIAL STATEMENT
ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------

         The following documents are filed as part of this Annual Report:
                                                                        Page No.
                                                                        --------
Financial Statements.
--------------------

Commodore Environmental Services, Inc.

     Independent Auditor's Report........................................  F-1

     Consolidated Balance Sheets as of December 31, 2000 and 1999........  F-2

     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998..................................  F-3

     Consolidated Statements of Stockholders' Equity (Deficit)
       for the years ended December 31, 2000, 1999 and 1998..............  F-4

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998..................................  F-5

     Notes to Consolidated Financial Statements..........................  F-7

Commodore Applied Technologies, Inc.

     Independent Auditor's Report........................................  F-41

     Report of Independent Accountants...................................  F-41A

     Consolidated Balance Sheets as of December 31, 2000 and 1999........  F-42

     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998..................................  F-44

     Consolidated Statements of Stockholders' Equity for the years
       Ended December 31, 2000, 1999 and 1998............................  F-45

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998..................................  F-47

     Notes to Consolidated Financial Statements..........................  F-51


         Except for the unconsolidated financial statements of Commodore Applied Technologies, Inc. included herein, all other financial statement schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
--------

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


Reports on Form 8-K:
-------------------

           None

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2001             COMMODORE ENVIRONMENTAL SERVICES, INC.


                                   By:    /s/ Bentley J. Blum
                                      -----------------------------------------
                                   Bentley J. Blum
                                   Chairman of the Board, President and
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/  Bentley J. Blum                 Chairman of the Board, President and       April 12, 2001
----------------------------------     Chief Executive Officer (principal
Bentley J. Blum                        Executive officer)


  /s/   Jerry Karlik                   Director                                    April 12, 2001
----------------------------------
Jerry Karlik

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2000 and 1999

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES

                                                                           Index

--------------------------------------------------------------------------------






                                                                          Page
                                                                          ----

Independent Auditor's Report                                              F-1

Consolidated Balance Sheet as of December 31, 2000 and 1999               F-2

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999, and 1998                                    F-3

Consolidated Statements of Stockholders' (Deficit) Equity for the
  years ended December 31, 2000, 1999 and 1998                            F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998                                       F-6

Notes to Consolidated Financial Statements                                F-8

                                                    INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.


We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
April 7, 2001



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------



                                                                              2000             1999
                                                                        ----------------------------------

              Assets
              ------

Current assets:
     Cash and cash equivalents                                          $              22  $            30
     Accounts receivable                                                                -               10
     Restricted cash and certificates of deposit                                      233              270
     Inventory                                                                          -              519
                                                                        ----------------------------------

                Total current assets                                                  255              829

Other receivables                                                                     100              321
Investments                                                                           154            3,085
Property and equipment, net                                                            27              736
Other assets:
     Patents and completed technology, net of
       accumulated amortization of $213 and $26, respectively                           -              145
     Other assets                                                                      18               18
                                                                        ----------------------------------

                Total other assets                                                     18              163
                                                                        ----------------------------------

                Total assets                                            $             554  $         5,134
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





                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                                Consolidated Balance Sheet

                                                                                December 31, 2000 and 1999
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------



              Liabilities and Stockholders' Deficit                            2000            1999
              -------------------------------------
                                                                          --------------------------------

Current liabilities:
     Accounts payable                                                     $           449  $           531
     Due to related parties                                                         2,660            2,911
     Other accrued liabilities                                                      1,261            1,180
     Unearned revenue                                                                 263              263
     Bonds payable - current                                                        4,000            4,000
                                                                          --------------------------------

                Total current liabilities                                           8,633            8,885
                                                                          --------------------------------

Promissory note to related party                                                    2,250            2,250
Net liabilities of discontinued operations                                              -               29
                                                                          --------------------------------

                Total liabilities                                                  10,883           11,164
                                                                          --------------------------------

Minority interests in consolidated subsidiaries                                         -              319
Commitments and contingencies                                                           -                -
Stockholders' deficit:
     Preferred Stock, par value $.01 per share, 10,000,000 shares authorized, 3,312,202, shares and 3,912,202 shares issued
       and outstanding at December 31, 2000 and 1999, respectively                     33               39
     Common Stock, par value $.01 per share,
       100,000,000 shares authorized, 63,996,476 shares
       and 62,796,476 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                       640              628
     Additional paid-in capital                                                    48,480           46,710
     Accumulated deficit                                                          (59,457)         (53,701)
                                                                          --------------------------------

                                                                                  (10,304)          (6,324)

Less 506,329 common shares of treasury stock at cost                                  (25)             (25)
                                                                          --------------------------------

                Total stockholders' deficit                                       (10,329)          (6,349)
                                                                          --------------------------------

                Total liabilities and stockholders' deficit               $           554  $         5,134
                                                                          --------------------------------


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




                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                      Consolidated Statement of Operations

                                                              Years Ended December 31, 2000, 1999 and 1998
                                                             (Amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------



                                                                   2000           1999          1998
                                                              --------------------------------------------

Revenues:
     Contract revenues                                        $            66  $        337  $       1,251
     Other operating income                                                 -             -            381
                                                              --------------------------------------------

                Total revenues                                             66           337          1,632
                                                              --------------------------------------------

Costs and expenses:
     Cost of sales                                                        111           541            961
     Research and development                                             122           338            303
     General and administrative                                         1,403         1,672          7,443
     Depreciation and amortization                                        239           547            528
                                                              --------------------------------------------

                Total costs and expenses                                1,875         3,098          9,235
                                                              --------------------------------------------

Loss from operations:                                                  (1,809)       (2,761)        (7,603)

Interest income                                                            16            23            523
Gain on sale of stock                                                     523             -          7,623
Interest expense                                                         (755)         (520)          (616)
Impairment loss                                                          (949)            -              -
Equity in losses of unconsolidated affiliate                           (4,534)       (1,478)        (2,229)
                                                              --------------------------------------------

Loss before income taxes, minority interests, and
  discontinued operations                                              (7,508)       (4,736)        (2,302)
Income tax benefit                                                          -             -              -
                                                              --------------------------------------------

Net loss before minority interests and discontinued
  operations                                                           (7,508)       (4,736)        (2,302)
Minority interests in consolidated subsidiaries                           319         1,786            468
                                                              --------------------------------------------

Loss from continuing operations                                        (7,189)       (2,950)        (1,834)

Discontinued operations:
     Loss from discontinued operations                                   (135)         (946)        (4,927)
     Gain on sale of discontinued operations to a related
       party                                                            1,568             -              -
                                                              --------------------------------------------

                                                                        1,433          (946)        (4,927)
                                                              --------------------------------------------

                Net loss                                      $        (5,756) $     (3,896) $      (6,761)
                                                              --------------------------------------------

Net loss per share - basic and diluted -
  continuing operations                                       $          (.11) $       (.05) $        (.03)

Net income (loss) per share - basic and diluted
  - discontinued operations                                               .02          (.01)          (.08)
                                                              --------------------------------------------

Total loss per share                                          $          (.09) $       (.06) $        (.11)
                                                              --------------------------------------------

Number of weighted average shares outstanding                          62,905        62,796         61,981
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




                                                                                              COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                            Consolidated Statement of Stockholders' (Deficit) Equity

                                                                                        Years Ended December 31, 2000, 1999 and 1998
                                                                                       (Amounts in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------




                                                                                                                           Total
                                             Preferred Stock      Common Stock    Additional                 Common    Stockolders'
                                         ---------------------------------------   Paid-In   Accumulated    Stock Held     Equity
                                           Shares    Amount    Shares    Amount    Capital     Deficit     In Treasury   (Deficit)
                                         -------------------------------------------------------------------------------------------

Balance, January 1, 1998                  4,309,577   $  43  59,233,583   $ 592   $ 46,074   $ (43,044)     $   (25)     $    3,640

Equity gains on changes of interest
  in subsidiary                                   -       -           -       -        720           -            -             720
Issuance of Common Stock for
  services                                        -       -     500,000       5         50           -            -              55
Issuance of stock options for services            -       -           -       -        164           -            -             164
Issuance of Common Stock -
  exercise of options and warrants                -       -     591,143       6         33           -            -              39
Issuance of Common Stock -
  conversion of Preferred Stock            (397,375)     (4)  2,471,750      25        (21)          -            -               -
Dividends on Preferred Stock                      -       -           -       -       (279)          -            -            (279)
Net loss                                          -       -           -       -          -      (6,761)           -          (6,761)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1998                3,912,202      39  62,796,476     628     46,741     (49,805)         (25)         (2,422)

Equity losses on changes of interest
  in subsidiary                                   -       -           -       -        (31)          -            -             (31)
Net loss                                          -       -           -       -          -      (3,896)           -          (3,896)
                                         -------------------------------------------------------------------------------------------

Balance December 31, 1999                 3,912,202      39  62,796,476     628     46,710     (53,701)         (25)         (6,349)

Conversion of preferred stock to
  common stock                             (600,000)     (6)  1,200,000      12         (6)          -            -               -
Equity gains on changes of interest
  in subsidiary                                   -       -           -       -      1,776           -            -           1,776
Net loss                                          -       -           -       -          -      (5,756)           -          (5,756)
                                         -------------------------------------------------------------------------------------------

Balance December 31, 2000                 3,312,202  $   33  63,996,476   $ 640   $ 48,480   $ (59,457)     $   (25)     $  (10,329)
                                         -------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
                                                                                                                                 F-4



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                     Consolidated Statements of Cash Flows

                                                             Years Ended December 31, 2000, 1999, and 1998
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                            ----------------------------------------------
                                                                 2000           1999            1998
                                                            ----------------------------------------------

Cash flows from operating activities:
   Net loss                                                 $        (5,756)  $     (3,896)  $      (6,761)
   Loss from discontinued operations                                    135            946           4,927
   Gain on disposal of discontinued operations                       (1,568)             -               -
   Adjustments to reconcile net loss to cash
     used in operating activities:
     Minority interests in losses of subsidiaries                      (319)        (1,786)           (468)
     Depreciation and amortization                                      239            547             528
     Equity in losses of unconsolidated subsidiary                    4,534          1,478           2,229
     Accrued interest on loan receivables                                 -              -            (110)
     Provision for related party bad debt                               242              -             921
     Provision for investment in, and receivables from,
       related party                                                      -              -           4,694
     Gain on sale of subsidiary stock                                  (523)             -          (7,623)
     Issuance of common stock and stock options
       for services                                                       -              -             219
     Impairment of inventory, and patents
       and completed technology and equipment                           949              -               -
     Other non-cash charges                                               -              -            (131)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                 10             (9)            138
     Other receivables                                                    -              -             163
     Inventory                                                            -            166            (181)
     Restricted cash                                                     37            (10)            153
     Prepaid and other assets                                             -              -             127
     Other assets                                                         -              -             (75)
     Accounts payable                                                   (82)           453            (724)
     Other accrued liabilities and deferred revenue                     143           (294)            (62)
                                                            ----------------------------------------------

     Net cash used in continuing operations                          (1,959)        (2,405)         (2,036)
     Net cash used in discontinued operations                             -           (817)           (561)
                                                            ----------------------------------------------

         Net cash used in operating activities                       (1,959)        (3,222)         (2,597)
                                                            ----------------------------------------------

Cash flows from investing activities:
   Payments on notes receivables                                        221              -             869
   Purchase of property and equipment                                     -            (81)            (40)
   Purchase of patents and completed technology                         (42)            (9)              -
   Increase in investments and advances                                   -              -            (779)
   Proceed from sale of investment                                       98              -               -
   Proceeds from sale of subsidiary's common stock                       36              -           5,450
   Loans to (repayments from) related party                               -              -          (4,641)
   Deconsolidation of subsidiary owned cash                               -              -         (11,060)
   Cash acquired in subsidiary's acquisition                              -              -             715
                                                            ----------------------------------------------

   Cash for investing activities - continuing operations                313            (90)         (9,486)
   Cash for investing activities - discontinued operations                -              -            (530)
                                                            ----------------------------------------------

         Net cash provided by (used in) investing
           activities                                                   313            (90)        (10,016)
                                                            ----------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                                                 F-5




                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                            ----------------------------------------------
                                                                 2000           1999            1998
                                                            ----------------------------------------------

Cash flows from financing activities:
     Proceeds from exercise of options and warrants                       -              -              39
     Repayments on line of credit                                         -              -            (130)
     Proceeds from long-term debt                                         -              -               7
     Payments on long-term debt                                           -              -              (6)
     Preferred stock cash dividends                                       -              -            (127)
     Borrowings from related parties                                  1,638          2,630               -
                                                            ----------------------------------------------

     Cash from financing activities -
        continuing operations                                         1,638          2,630            (217)
     Cash from financing activities -
        discontinued operations                                           -              -               -
                                                            ----------------------------------------------

                Net cash provided by (used in)
                financing activities                                  1,638          2,630            (217)
                                                            ----------------------------------------------

Decrease in cash and cash equivalents                                    (8)          (682)        (12,830)

Cash and cash equivalents, beginning of year                             30            712          13,542
                                                            ----------------------------------------------

Cash and cash equivalents, end of year                      $            22   $         30   $         712
                                                            ----------------------------------------------

Supplemental disclosure of cash flow information:

         Interest paid                                      $           255   $        340   $         526
                                                            ----------------------------------------------

         Income taxes paid                                  $             -   $          -   $           -             -
                                                            ----------------------------------------------


(See Note 15 for non-cash investing and financing activities)


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


                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


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

                        As discussed in Note 17, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the three year periods ended December 31, 2000:

                             Applied                      Separation
                             -------                      ----------

January 1, 1998    56 percent owned by           87 percent owned by Applied
                   Commodore and consolidated    and consolidated with Applied
                   with Commodore

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


--------------------------------------------------------------------------------
                                                                             F-7

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Background
     Continued
                              Applied                      Separation
                              -------                      ----------

November 1999      Commodore converted preferred
                   stock to common stock,
                   increasing its common stock                             -
                   ownership to 49 percent

December 31, 1999  49 percent owned by             87 percent owned by Commodore
                   Commodore and accounted for     and consolidated with
                   under the equity method         Commodore.

September 2000     Applied issued 15,500,000
                   shares of common stock
                   reducing Commodore's                                    -
                   ownership to 32 percent

November 2000      Commodore sold 1 million
                   shares of its Applied stock
                   to a third party reducing
                   its ownership to 30                                     -
                   percent

December 31, 2000  30 percent owned by            87 percent owned by
                   Commodore and accounted for    Commodore and consolidated
                   under the equity method        with Commodore



2.   Summary of         Principles of Consolidation
     Significant        The  consolidated   financial   statements  include  the
     Accounting         accounts   of   Commodore    and   its    majority-owned
     Policies           subsidiaries.  All significant intercompany balances and
                        transactions have been eliminated. Investments in 20% to
                        50% owned  affiliates  are  accounted  for on the equity
                        method.  In February  1998,  Commodore's  investment  in
                        Commodore Applied  Technologies,  Inc.  ("Applied") fell
                        below 50% and has been  accounted  for under the  equity
                        method of accounting  (see Note 17). In September  1998,
                        Commodore  acquired Applied's 87% ownership of Commodore
                        Separation     Technologies,     Inc.    ("Separation").
                        Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2000, 1999 and 1998 (for the period since acquisition)
                        (see Note 17).


--------------------------------------------------------------------------------
                                                                             F-8

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Principles of Consolidation - Continued
     Significant        Discontinued   operations   include   Commodore  Polymer
     Accounting         Technologies, Inc. (Polymer) from March 5, 1998 (date of
     Policies           inception)  through March 6, 2000 (date of disposition).
     Continued          The Company sold Polymer  effective  March 6, 2000 to an
                        entity with common majority ownership, recognizing a gain on disposal of discontinued operations (see Notes
                        14 and 17).

                        Cash and Cash Equivalents
                        Commodore   considers   cash  and  highly   liquid  debt
                        instruments with original maturities of three months or less to be cash equivalents.

                        Restricted Cash and Certificates of Deposit
                        Restricted cash at December 31, 2000 and 1999 consisted of $233 and $220, respectively, held in an interest bearing deposit accounts as collateral for a performance bond at December 31, 2000 and 1999, and $50 held in certificates of deposit at December 31, 1999. Restricted cash and certificates of deposit are classified according to the term of their restriction.

                        Inventory
                        Inventory, held by Separation, represents finished goods and consists of machinery and equipment built and held for sale. Inventory is recorded at the lower of historical cost per unit or market value. During the year ended December 31, 2000, the Company determined the market value of inventory to be zero and as a result recorded an impairment loss of $519.

                        Property and Equipment
                        Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the statement of operations. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets, which range from 2 - 10 years. During the year ended December 31, 2000, the Company determined the recoverability of the property and equipment was less then the book value and recorded an impairment loss of $256.


--------------------------------------------------------------------------------
                                                                             F-9

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Other Assets
     Significant        Completed   technology   represents  certain  technology
     Accounting         acquired in connection  with the purchase of third-party
     Policies           interests in consolidated subsidiaries (See Note 17) and
     Continued          other technology acquired from a related party (see Note
                        14) which are being amortized on a straight-line basis over their estimated 7 and 15 year lives, respectively.
                        Patents are being amortized on a straight-line basis over their estimated life of 17 years. During the year ended December 31, 2000 the Company determined the recoverability of the patent and completed technology costs was less than the book value and recorded an impairment of $174.

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

                        Unearned Revenue
                        Separation has unearned revenue of $263 at December 31, 2000 and 1999, related to the contracts described in the revenue recognition policy.

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


--------------------------------------------------------------------------------
                                                                            F-10

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Revenue Recognition - Continued
     Significant        Contracts.  Through  January  1998,  the period prior to
     Accounting         Commodore's  ownership  of  Applied  falling  below 50%,
     Policies           substantially  all of Commodore's  revenues were derived
     Continued          from Advanced  Sciences,  Inc. ("ASI"),  a subsidiary of
                        Applied,   consisting  of  engineering   and  scientific
                        services  performed  for the U.S.  Government  and prime
                        contractors  that serve the Federal  Government  under a
                        variety  of   contracts,   most  of  which  provide  for
                        reimbursement  of costs plus fixed fees.  Revenue  under
                        cost-reimbursement   contracts  is  recorded  using  the
                        percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

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

                        In February 1998 and November 1997, Separation entered into two contracts with the State of Maryland for the treatment of chromium- contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1998, Separation had not yet commenced work on these contracts and accordingly, had not recorded revenue related to the contracts. As of December 31, 1999, Separation had not yet commenced work on the second contract and accordingly, had not recorded revenue related to this contract during 1999. As of December 31, 2000,
                        Separation had discontinued its work on the first contract and terminated its second contract. Thus, no revenue was recorded during 2000 related to these contracts.

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


--------------------------------------------------------------------------------
                                                                            F-11

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Summary of         Income Taxes
     Significant        Income taxes are determined in accordance with Statement
     Accounting         of Financial  Accounting  Standards  ("SFAS") 109, which
     Policies           requires  recognition of deferred income tax liabilities
     Continued          and assets for the expected  future tax  consequences of
                        events  that  have  been   included  in  the   financial
                        statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

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

                        Segment Reporting
                        In 1998, Commodore adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Commodore's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Commodore. Required disclosures are included in Note 19.


--------------------------------------------------------------------------------
                                                                            F-12

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Fair Value of Financial Instruments
     Significant        The fair value of financial instruments is determined by
     Accounting         reference  to various  market  data and other  valuation
     Policies           techniques as appropriate.  Convertible bonds,  accounts
     Continued          receivable,  notes  receivables,  long-term debt and the
                        line of credit are financial instruments that are subject to possible material market variations from the recorded book value. There are no material differences between the fair value of these financial instruments and the recorded book value as of December 31, 2000 and 1999.

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


3.   Going              Going Concern
     Concern            The accompanying  consolidated financial statements have
                        been prepared under the  assumption  that Commodore will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates  the realization of assets and satisfaction
                        of  liabilities  in the normal  course of  business.  As
                        shown in the  financial  statements  for the years ended
                        December  31,  2000,  1999,  and  1998,   Commodore  has
                        incurred substantial losses and net cash outflows from operating activities. At December 31, 2000 and 1999,
                        Commodore also has a net stockholders' deficit.



--------------------------------------------------------------------------------
                                                                            F-13

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3.   Going              The consolidated financial statements do not include any
     Concern            adjustments  that might be necessary should Commodore be
     Continued          unable  to  continue  as a  going  concern.  Commodore's
                        continuation  as a going  concern is dependent  upon its
                        ability  to  generate  sufficient  cash flow to meet its
                        obligations  on a timely  basis,  to  obtain  additional
                        financing as may be required,  and  ultimately to attain
                        profitability.  Potential  sources of cash  include  new
                        contracts,  profitable  operations,  external  debt, the
                        sale of new  shares  of  company  stock  or  alternative
                        methods  such  as  mergers  or  sale  transactions.   No
                        assurances can be given, however, that Commodore will be able to obtain any of these potential sources of cash.


4.   Other              On  December  30,  1994,   Commodore   entered  into  an
     Receivables        agreement  with one of its  debtors  whereby  the debtor
                        would pay to Commodore  all future  proceeds from a note
                        which the debtor  received as proceeds  from the sale of
                        the property.  Management  has adjusted the  realization
                        allowance to reflect its estimate of the net  realizable
                        value of the receivable.  During the year ended December
                        31, 2000, the Company received  proceeds in satisfaction
                        of  the  receivable.   Other  receivables  comprise  the
                        following at December 31, 2000 and 1999:


                                                  2000           1999
                                            -------------------------------

Note receivable, with interest at
  10%, due in various installments
  through 2002, unsecured                   $              -  $         221
Self insurance receivable                                100            100
                                            -------------------------------

     Total notes and other receivables,
       net of realization allowance         $            100  $         321
                                            -------------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Investments        Investments consist of the following:


                                                2000             1999
                                          ---------------------------------

Commodore Applied Technologies            $             154  $        2,987
Louisiana Property                                        -              98
                                          ---------------------------------

                                          $             154  $        3,085
                                          ---------------------------------

                        As described in notes 1, 2, and 17, the Company accounts for Applied on the equity method at December 31, 2000 and 1999. The difference between the carrying value of Commodore's ownership percentage in Applied and the equity book value on Applied's financial statements is the result of various equity sales of preferred stock by Applied. Condensed financial statements for Applied at December 31, 2000 and 1999 and for the years then ended are as follows:


                                                     December 31,
                                    ---------------------------------------
                                           2000                1999
                                    ---------------------------------------

Current assets                      $             7,141  $            6,001
                                    ---------------------------------------
Non-current assets                  $            30,332  $           10,046
                                    ---------------------------------------
Current liabilities                 $            24,017  $            5,195
                                    ---------------------------------------
Equity - preferred and other        $             7,322  $            4,782
                                    ---------------------------------------
Equity - common                     $               533  $            5,169
                                    ---------------------------------------



                                          Years Ended December 31,
                             ----------------------------------------------
                                  2000            1999           1998
                             ----------------------------------------------

Revenues                     $        20,631  $       18,147  $      17,470
Expenses                              32,072          22,132        (30,823)
                             ----------------------------------------------

              Net loss       $       (11,441) $       (3,985) $     (13,353)
                             ----------------------------------------------


                        In 1994, Commodore obtained an interest in an oil and gas field located in Louisiana. The investment, has been accounted for under the equity method. During the year ended December 31, 2000, the Company sold its investment and received proceeds equal to its book value of the investment of $98.


--------------------------------------------------------------------------------
                                                                            F-15

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Property and       Property and equipment consist of the following:
     Equipment
                                                        December 31,
                                                   ------------------------
                                                       2000        1999
                                                   ------------------------

Machinery and equipment                            $          -   $   1,370
Furniture, fixtures, and equipment                          100         366
Leasehold improvements                                        -         211
                                                   ------------------------

                                                            100       1,947

Less: accumulated depreciation
  and amortization                                          (73)      1,211
                                                   ------------------------

     Net property and equipment                    $         27   $     736
                                                   ------------------------


                        During the year ended December 31, 2000, due to the loss of the contracts at the Port of Baltimore by Separation, Separation recorded a write down of the majority of its equipment and exchanged the remaining equipment for a reduction of a payable to a company owned by an officer and shareholder of the Company.


7.   Other              Other accrued liabilities consist of the following:
     Accrued
     Liabilities
                                                 2000           1999
                                            -------------------------------

Warrants issued  for purchase of
  Applied Common Stock                      $            992   $      1,054
Interest payable                                          85              -
Other                                                    184            126
                                            -------------------------------

                                            $          1,261   $      1,180
                                            -------------------------------



--------------------------------------------------------------------------------
                                                                            F-16

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Bonds              Bonds Payable
     Payable and        In 1993 and 1994, Commodore issued $4,000 of convertible
     Long-Term          bonds  which  carry  an  interest  rate of 8.5%  payable
     Debt               quarterly,  and matured on  December 4, 2000.  The bonds
                        are secured by 16,800,000 unissued shares of Commodore's
                        Common Stock and  6,000,000  shares of Applied's  Common
                        Stock which Commodore owns. The bonds are convertible at
                        any time into Common  Stock of  Commodore at the rate of
                        one  share per $1.00 of bond  principal.  To obtain  the
                        bonds, Commodore paid an aggregate commission of $480 in
                        cash and issued 5 year  warrants to  purchase  2,233,332
                        shares of Common Stock at $.10 per share.  The bonds are
                        redeemable  at  Commodore's  option  at the face  amount
                        thereof  plus  accrued  interest  when the bid  price of
                        Commodore's  Common Stock  exceeds  $1.25 per share.  In
                        1995,  as   consideration   to  modify  the   collateral
                        agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common Stock at a price of $.68 per share through December 31, 2000. The bonds are in default at December 31, 2000.

                        Promissory Note Payable
                        The Company has an 8% note payable to a former officer of a subsidiary. The principal amount of the loan is $2,250 at December 31, 2000 and 1999, and is due in 2006. The note is unsecured and requires interest only payments until maturity. Accrued and unpaid interest is $528 and $349 as of December 31, 2000 and 1999, respectively, and is included in amounts due to related parties.


9.   Income             Commodore   provides  for   deferred   income  taxes  on
     Taxes              temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes.

--------------------------------------------------------------------------------
                                                                            F-17

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Income             The  provision  for  income  taxes for the  years  ended
     Taxes              December  31,  results  in an  effective  tax rate which
     Continued          differs from federal income tax rates as follows:

                                        2000         1999         1998
                                    ---------------------------------------

Expected tax benefit at federal
  statutory rate                    $      (1,957)  $   (1,325)  $   (2,299)
State income taxes, net of federal
  income tax benefit                         (345)        (234)        (406)
Loss from unconsolidated subsidiary         1,814          591          892
Change in valuation allowance                 488          963        1,807
Other                                           -            5            6
                                    ---------------------------------------

Income tax benefit                  $           -   $        -   $        -
                                    ---------------------------------------


                        The components of the net deferred income tax as of December 31, are as follows:


                                        2000         1999         1998
                                    ---------------------------------------

Net operating loss carryforward            11,764       11,276       10,313
Less: Valuation allowance                 (11,764)     (11,276)     (10,313)
                                    ---------------------------------------

         Total                      $           -   $        -    $       -
                                    ---------------------------------------

                        Included in the change in the valuation allowance at December 31, 1998 is $10,923 which relates to the deconsolidation of Applied and its net operating loss carryforwards which are no longer available to the consolidated group.

                        Commodore   conducts  a  periodic   assessment   of  its
                        valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 2000 and 1999, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.


--------------------------------------------------------------------------------
                                                                            F-18

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Income             Commodore has net operating  loss ("NOL")  carryforwards
     Taxes              at December  31,  2000 of  approximately  $38,000  which
     Continued          includes the NOL of  Separation  and expire in the years
                        2001 through 2020. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

10.  Stockholders'      Common Stock
     Equity             In 1998, Commodore issued 500,000 shares of Common Stock
                        valued at $55 in exchange for services. Common Stock issued through the exercise of options and warrants is described in Note 12.

                        Preferred Stock
                        Commodore has authorized 3,000,000 shares of Series AA Preferred Stock, par value $.01 per share. The Series AA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a 1 to 1 ratio. In 1998, 200,000 shares of Series AA Preferred Stock were converted into 200,000 shares of Commodore Common Stock. In 2000, 600,000 shares of Series AA Preferred Stock were converted into 1,200,000 shares of Commodore Common Stock. The Series AA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share. At December 31, 2000 and 1999, 1,925,000 shares and 2,525,000 shares of
                        Series AA Preferred Stock remained outstanding, respectively.


--------------------------------------------------------------------------------
                                                                            F-19

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stockholders'      Preferred Stock - Continued
     Equity             Commodore has  authorized  1,600,000  shares of Series B
     Continued          Preferred  Stock, par value $.01 per share. The Series B
                        Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in 1998) and has a liquidation value of $1.00 per share.
                        The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible into Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of
                        Common  Stock.  In  1998,  82,167  shares  of  Series  B
                        Preferred Stock were converted into 27,389 shares of Commodore Common Stock. At December 31, 2000 and 1999,
                        1,387,202 shares of Series B Preferred Stock remained outstanding.

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


11.  Redeemable         In May and August 1997,  Commodore  sold an aggregate of
     Preferred          88,000  shares of its Series D  Preferred  Stock for net
     Stock              proceeds of $7,612 after  transaction costs of $968. The
                        Series D Preferred Stock is convertible into shares of Applied Common Stock held by Commodore at a conversion price equal to approximately 85% of the Applied Common
                        Stock market price, subject to certain floors.


--------------------------------------------------------------------------------
                                                                            F-20

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Redeemable         Because the Redeemable  Preferred Stock had a conversion
     Preferred          rate less than the market price of Applied  Common Stock
     Stock              on the date of issue (a beneficial  conversion feature),
     Continued          the  intrinsic  value  of the  difference,  $1,553,  was
                        recorded in 1997 as a direct increase in paid-in capital. This amount was to be recorded as a non-cash
                        Preferred dividend over the earliest possible conversion period (five months). Because of the early conversions discussed in the following paragraphs, only $1,477 of the total amount was required to be recorded as a preferred dividend.

                        During 1998, the remaining shares of Series D Preferred Stock were converted into 1,724,250 shares of Applied Common Stock, based upon conversion prices ranging from $1.50 per share to $3.93 per share. These conversions resulted in net gains of $3,046 during the year ended December 31, 1998 which were included in gain on sale of subsidiary stock.

                        Because the Series D Preferred Stock was convertible into a security other than the Common Stock of Commodore, the Series D Preferred stock was classified as Redeemable Preferred Stock, and excluded from stockholder's equity.

                        The purchasers of the Series D Preferred Stock also received five-year warrants to purchase an aggregate of 1,175,000 shares of Applied Common Stock held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices were subject to reset on August 18, 1998 to an exercise price equal to approximately 110% of the market price of Applied Common Stock on August 17, 1998. In addition, if Applied Common Stock traded at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price was subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. The warrants were valued at $850 and were recorded as a liability until such time as the warrants are either exercised or expire. Affiliates of the placement agent also received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock, with identical price reset features. The placement agent warrants were also recorded as a liability at the time of issuance. The exercise price of the warrants issued in connection with the Series D Preferred Stock were reset to $0.82 per share effective August 18, 1998, and again reset to $0.34 per share effective October 1998.


--------------------------------------------------------------------------------
                                                                            F-21

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Redeemable         During the year ended  December  31, 2000  options  were
     Preferred          exercised  to purchase  74,375  shares for an  aggregate
     Stock              amount of $26.  The Company  reduced its  investment  in
     Continued          Applied and reduced its liability recorded in connection
                        with the warrants and recognized a gain on sale of subsidiary stock of $77.


12.  Stock Option       Under the 1997 Stock  Option Plan (the Option  Plan),  a
     Plan               maximum  of  15,000,000   Non-Qualified   and  3,000,000
                        incentive  options  may be  granted to  purchase  common
                        stock at the  date of  grant.  Under  the  Option  Plan,
                        grants of non-qualified  options may be made to selected
                        officers,  directors,  key  employees,  and  consultants
                        without regard to performance measures.  The options may
                        be  immediately  exercisable  or may vest  over  time as
                        determined  by the  Board  of  Directors.  However,  the
                        maximum  term of an option  may not  exceed  ten  years.
                        Options  may not be  transferred  except  by  reason  of
                        death,  with  certain   exceptions  and  termination  of
                        employment   accelerates  the  expiration  date  of  any
                        outstanding options to 3 months from the date of termination.

                                     Number of                 Option Price
                                      Options       Warrants     Per Share
                                 ------------------------------------------

Outstanding at January 1, 1998         8,665,000   14,823,000  $0.05 - 1.13
     Granted                           8,245,000    3,557,000          0.10
     Exercised                                 -   (1,141,000)         0.10
     Expired/Forfeited                         -  (11,482,000)  0.01 - 0.10
     Rescinded                        (6,905,000)           -   0.10 - 0.84
                                 ------------------------------------------

Outstanding at December 31, 1998      10,005,000    5,757,000   0.10 - 1.13
     Granted                                   -            -             -
     Exercised                                 -            -             -
     Expired/Forfeited                         -     (200,000)         0.14
                                 ------------------------------------------

Outstanding December 31, 1999         10,005,000    5,557,000   0.10 - 1.13
     Granted                                   -            -
     Exercised                                 -            -
     Expired/Forfeited                  (450,000)  (1,975,000)  0.37 - 0.50
                                 ------------------------------------------

Outstanding December 31, 2000          9,555,000    3,582,000  $0.10 - 1.13
                                 ------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-22

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Stock Option       Options exercisable are as follows:
     Plan
     Continued
                                                  December 31,
                                   ----------------------------------------
                                       2000          1999         1998
                                   ----------------------------------------

Options exercisable                    9,555,000     9,965,000    9,633,000

Options available for grant            9,755,000     9,755,000    9,755,000


13.  Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of  Statement of  Financial  Accounting  (SFAS) No. 123,
                        Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below
                        (in thousands, except per share amounts):

                                            Years Ended December 31,
                                    ---------------------------------------
                                        2000         1999         1998
                                    ---------------------------------------

Net loss - as reported              $      (5,756)  $  (3,896)  $    (6,761)
Net loss - pro forma                $      (5,773)  $  (3,928)  $    (7,418)
Loss per share - as reported        $       (0.09)  $   (0.06)  $     (0.11)
Loss per share - pro forma          $       (0.09)  $   (0.06)  $     (0.12)



--------------------------------------------------------------------------------
                                                                            F-23

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Stock Based        No option  grants  were  made in 2000 or 1999.  The fair
     Compensation       value of each option  grant is  estimated at the date of
     Continued          grant using the Black-Scholes  option pricing model with
                        the following assumptions:

                                                                1998
                                                          -----------------

                        Expected dividend yield           $              -
                        Expected stock price volatility               105%
                        Risk-free interest rate                         5%
                        Expected life of options                5-10 years
                                                          -----------------

                        The weighted average fair value of options granted during 1998 is $.10.

                        The following table summarizes information about stock options and warrants outstanding at December 31, 2000.


                          Outstanding                    Exercisable
             --------------------------------------------------------------
                            Weighted
                            Average     Weighted                Weighted
  Range of                 Remaining     Average                 Average
  Exercise      Number    Contractual   Exercise     Number    Exercisable
   Prices    Outstanding      Life        Price    Exercisable    Price
---------------------------------------------------------------------------

$.05 -  .10  11,098,000    2.48 years   $   0.09   11,098,000   $   0.09
 .28 -  .29   1,479,000    5.32 years       0.29    1,479,000       0.29
       1.12     560,000    3.00 years       1.12      560,000       1.12
---------------------------------------------------------------------------

$.05 - 1.12  13,137,000    2.82 years   $   0.16   13,137,000   $   0.16
---------------------------------------------------------------------------


                        Stock Warrants
                        In 1998, Warrants for the purchase of 591,143 shares of Common Stock were exercised resulting in net proceeds to Commodore of $39.

                        In 1998, warrants for the purchase of 2,070,834 shares of common stock were issued to consultants, the warrants were valued at $81 and recorded as an expense.

                        As of December 31, 2000, all stock warrants and options are exercisable.



--------------------------------------------------------------------------------
                                                                            F-24

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Related Party      In  March  1998,  Applied  held a note  receivable  from
     Transactions       Lanxide  Performance  Materials,  Inc.  (LPM),  a wholly
                        owned  subsidiary  of Lanxide Corp.  Lanxide  Corp.  was
                        related to Commodore by  significant  common  ownership.
                        The receivable was recorded at a net realizable value of
                        $831.  During  March  1998,   Applied   transferred  its
                        receivable  from LPM and  $500  cash to  Commodore  as a
                        payment  on  amounts  due  under  the   September   1997
                        Intercompany Note (see Note 17).

                        Also in March 1998, Commodore incorporated Polymer as a wholly- owned subsidiary, and through Polymer exchanged its note receivable from LPM, including the note recently acquired from Applied, along with $500 cash for a license and trademark technology called CERASET owned by Lanxide. Commodore recorded the license at the carrying value of the notes receivable plus the cash exchanged. The Company sold its investment in Polymer on March 6, 2000 to a company related by common ownership (see Note 17).

                        Due to Related Parties
                        The Company has a note payable to a related party in the amount of $2,250 at December 31, 2000 and 1999 with accrued interest payable of $528 and $349, respectively (see note 8).

                        The Company has a payable to a company wholly owned by the majority shareholder of Commodore of $2,132 and $2,300 at December 31, 2000 and 1999, respectively, for cash advances and accrued interest on cash advances at 8.5% recorded in due to related parties.

                        The Company also has a payable to Applied of $262 at December 31, 1999. During the year ended December 31, 2000 the Company sold 1 million shares of its Applied common stock as an incentive to the buyer to make a loan to Applied. The amount of $500 was recorded as a receivable from Applied for the fair value of the 1 million shares less the amount paid by the lender. The Company used the receivable to offset its payable to Applied and the remaining receivable amount of $242 was written off as related party bad debt. At December 31, 2000 there is no receivable or payable from Applied.


--------------------------------------------------------------------------------
                                                                            F-25

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Related Party      Sale of Discontinued Operations
     Transactions       The Company in March 2000 sold its investment in Polymer
     Continued          to an entity  related by common  ownership.  The Company
                        exchanged its investment in Polymer for a reduction of payables to the related entity of $1,589. The Company realized a gain of $1,568 on the disposal.






15.  Non-Cash           During the years ended  December  31,  2000,  1999,  and
     Investing and      1998, Commodore had the following non-cash investing and
     Financing          financing transactions:
     Activities
                        2000
                        ----
                        o  Commodore   recorded   equity  gains  on  changes  of
                           interest in Applied of $1,770 as direct increases in equity (see note 17).

                        o Commodore sold 74,375 shares of its common stock of Applied and received $25 in cash and $62 in reduction of a liability as proceeds.

                        o Commodore sold 1 million shares of its common stock in Applied and received $10 in cash and $500 as receivable from Applied (see Note 14).

                        o Preferred shareholders converted an aggregate 600,000 shares of Series AA Preferred Stock to 1,200,000 shares of common stock resulting in a decrease of $6 of additional paid-in capital.

                        o Proceeds from the sale of discontinued operations of $1,589 and the sale of equipment of $227 were received as a reduction in related party payables.


                        1999
                        ----
                        o  Commodore   recorded  equity  losses  on  changes  of
                           interest in Applied of $31 as a direct decrease in equity (see Note 17).


--------------------------------------------------------------------------------
                                                                            F-26

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Non-Cash           1998
     Investing and      ----
     Financing          o  In February 1998,  Commodore's  investment in Applied
     Activities            was reduced below 50% and Commodore  began to account
     Continued             for its  investment  on the equity method rather than
                           through   consolidation.   Upon  de-   consolidation,
                           Commodore  removed its  minority  interest  liability
                           related  to  Applied  of  $5,478  and   recorded   an
                           investment in Applied of $6,060. The Company also removed the following assets and liabilities from its consolidation:

                                           Assets
                                           ------

                        Cash                                            $ 11,060
                        Accounts receivable, net                           2,926
                        Notes and advances to related parties                911
                        Restricted cash and CDs                              107
                        Inventory                                            487
                        Prepaid and other current assets                     275
                        Other receivables                                     32
                        Investments and advances                           1,333
                        Property and equipment, net                        2,440
                        Patents and completed technology                   1,144
                        Goodwill, net                                      7,332
                        Other assets                                          93
                                                                        --------

                            Total assets                                $ 28,140
                                                                        --------

                                         Liabilities
                                         -----------

                        Accounts payable                                $  1,441
                        Payables to related parties                          251
                        Line of credit                                     1,069
                        Accrued liabilities                                3,794
                        Long term debt                                        53
                        Notes to related parties                           3,340
                        Minority interest                                  6,645
                                                                        --------

                            Total liabilities                           $ 16,593
                                                                        --------


--------------------------------------------------------------------------------
                                                                            F-27

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Non-Cash           o  In September 1998,  Commodore  acquired an 87% common
     Investing and         stock   interest  in  Separation   from  Applied  and
     Financing             consolidated the financial  statements of Separation.
     Activities            Separation  was  acquired  for  $1,250,000  which was
     Continued             partial  satisfaction  of a receivable  from Applied.
                           Due to the  liquidation  value of the preferred stock
                           held by minority  shareholders  the entire net assets
                           of  Separation  of $2,138 is  recorded  as a minority
                           interest  liability.   Consequently,   the  Company's
                           investment  in  Separation  was written down to zero.
                           The assets and liabilities acquired are as follows:

                                             Assets
                                             ------

                        Cash                                            $    715
                        Accounts receivable                                    1
                        Notes and advances to related parties                  2
                        Restricted cash and CDs                              210
                        Inventory                                            631

                        Property and equipment, net                        1,494
                        Patents and completed technology                     184
                                                                        --------

                            Total assets                                $  3,237
                                                                        --------

                                           Liabilities
                                           -----------

                        Accounts payable                                $     93
                        Payables to related parties                          367
                        Unearned revenue                                     450
                        Accrued liabilities                                  183

                        Long term debt                                         6
                                                                        --------

                            Total liabilities                           $  1,099
                                                                        --------

                        o In February 1998, Applied transferred a receivable of $1,500 from an affiliate to Commodore for debt reduction.

                        o In March 1998, Commodore transferred notes receivables from an affiliate of $3,936, and cash of $500 in exchange for purchased technology (see Note
                           14).


--------------------------------------------------------------------------------
                                                                            F-28

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Non-Cash           o  In September 1998, Applied repaid  Intercompany Notes
     Investing and         of $5,506  through the exchange of a receivable  from
     Financing             Separation of $357 and issuance of Preferred Stock of
     Activities            $5,149 (see Note 17).
     Continued
                       o  Commodore   recorded   equity  gains  on  changes  of
                           interest in Applied of $720 as a direct increase in equity (see Note 17).

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

16.  Earnings Per       All   earnings   per   share    amounts    reflect   the
     Share              implementation of SFAS 128,  "Earnings Per Share." Basic
                        earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share that were outstanding for the year.

                                                   Years Ended December 31
                                             -----------------------------------
                                                 2000        1999       1998
                                             -----------------------------------

Net loss from continuing operations          $    (7,189) $  (2,950) $   (1,834)
Preferred Stock dividends                              -          -        (279)
                                             -----------------------------------

Net loss applicable to common
  shareholders from continuing operations         (7,189)    (2,950)     (2,113)

Net income (loss) applicable to common
  shareholders from discontinued operations        1,433       (946)     (4,927)
                                             -----------------------------------

Total net loss applicable to common
shareholders                                 $    (5,756) $  (3,896) $   (7,040)
                                             -----------------------------------

Weighted average common shares
  outstanding (basic)                         62,905,000 62,796,000  61,981,000
                                             -----------------------------------


--------------------------------------------------------------------------------
                                                                            F-29

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Earnings Per
     Share
     Continued


Employee stock options (Note 14)              (*)        (*)        (*)
Series AA Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Series B Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Series C Convertible Preferred Stock
 (Note 11)                                    (*)        (*)        (*)
Warrants issued in connection with
  various transactions (Note 14)              (*)        (*)        (*)
                                          ---------------------------------

Weighted average common shares
 outstanding (diluted)                     62,905,000 62,796,000 61,981,000

Net loss per share - basic and diluted -
  continuing operations                   $         (.11) $    (.05) $   (.03)

Net income (loss) per share - basic and
  diluted - discontinued operations       $          .02  $    (.01) $   (.08)
                                          ------------------------------------

Total net loss per share                  $         (.09) $    (.06) $   (.11)
                                          -----------------------------------

                        (*) Due to Commodore's loss from continuing operations in 2000, 1999, and 1998, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


17.  Acquisitions       Commodore Applied Technologies, Inc.
     and Reorgan-       At December 31, 2000 and 1999,  Commodore  owned 30% and
     izations           49%,  respectively,  of the Common Stock  outstanding of
                        Commodore  Applied   Technologies,   Inc.   ("Applied").
                        Commodore   capitalized   Applied   in  March   1996  by
                        exchanging  the  capital  stock  of  other  consolidated
                        subsidiaries;  rights,  titles,  assets  and  properties
                        related  to  certain  proprietary   technology;   and  a
                        promissory note for all 15,000,000 newly issued shares of Applied. In February 1998, Commodore's investment in
                        Applied fell below 50% due to the Company selling an aggregate of 2,782,646 shares of its investment in Applied. Accordingly, Applied was deconsolidated and is now accounted for under the equity method of accounting from February 1, 1998 through December 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-30

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Acquisitions       Commodore Applied Technologies, Inc. - Continued
     and Reorgan-       In October 1997,  Applied sold 700,000  shares of Common
     izations           Stock for net  proceeds  of  approximately  $2,344.  The
     Continued          sales  agreement   related  to  these  shares  specified
                        certain price reset provisions. At December 31, 1997, the aggregate price reset amount was $1,198 which was accrued by Applied as a liability. In 1998, Applied issued 599,063 additional shares of Applied Common Stock to unrelated parties in fulfillment of this liability.
                        This issuance of Applied's Common Stock resulted in a net gain for Commodore of $343, which was recorded directly to equity during 1998.

                        In 1998, Stockholders owning 9,600 shares of Applied's Series A Preferred Stock elected to convert their shares to Applied Common Stock. Commodore recognized a $376 gain on the 1998 conversions of preferred stock as a direct increase in equity.

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

--------------------------------------------------------------------------------
                                                                            F-31

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Acquisitions       Commodore Applied Technologies, Inc. - Continued
     and Reorgan-       On September 28, 1998,  Applied repaid the  Intercompany
     izations           Notes  Receivable which totaled $6,756 owed to Commodore
     Continued          by i) transferring  its 87% interest in the common stock
                        of Separation ii) issuing 20,909 shares of newly created
                        Applied  Series  B  Convertible  Preferred  Stock,  iii)
                        issuing 10,189 shares of newly created  Applied Series C
                        Convertible Preferred Stock, iv) issuing 20,391 of newly
                        created Applied Series D Convertible Preferred Stock, v)
                        transferring a $357 receivable from Separation,  and vi)
                        making a  modification  of the new  warrants  granted in
                        connection with the 1998  Intercompany Note reducing the
                        exercise  price to  $1.50.  The  value of the  stock and
                        receivable was determined by an outside unrelated party.
                        The value of  consideration  received  was less than the
                        carrying amount of the Intercompany Notes.  Accordingly,
                        a $1,962  loss was  recognized  on  satisfaction  of the
                        notes   receivable   and  is  included  in  general  and
                        administration expenses.

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

                        During 2000, Applied paid dividends to holders of its Preferred Stock. As a result, Commodore recorded a decrease in its investment in Applied of $255 directly against equity.

                        During 2000, Applied issued an aggregate 15,600,000 shares of common stock to purchase another entity and in settlement of litigation. As a result, Commodore recorded an increase in its investment in Applied of $1,760 as a direct increase to equity.

                        During 2000, Applied issued common stock related to the exercise of options, the settlement of a lawsuit and conversions from preferred stock. As a result of these transactions, Commodore recorded a net increase in its investment in Applied of $271 directly against equity.


--------------------------------------------------------------------------------
                                                                            F-32

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Acquisitions       Commodore Separation Technologies, Inc.
     and Reorgan-       On December 2, 1996 Applied purchased three wholly-owned
     izations           subsidiaries of Commodore,  including,  Separation,  for
     Continued          $5,400,  consisting  of $3,000 in cash and  warrants  to
                        purchase  7,500,000  shares of Applied's Common Stock at
                        an   exercise   price  of  $15.00  per  share  and  with
                        termination  date of  December 2, 2003.  These  warrants
                        were  amended in  February  1998.  The  acquisition  was
                        accounted for as a transaction  between  entities  under
                        common  control   (carryover   basis).  In  April  1997,
                        Separation completed an initial public offering of its Common and Preferred equity securities. This offering reduced Applied's equity ownership in Separation from 100 percent to 87 percent.

                        The face value and liquidation value of the Separation Preferred Stock was $6,000. The non-cumulative dividend rate on the Separation Preferred Stock is 10%. During 2000 Separations preferred shareholders converted 30,500 shares of preferred stock to Separation common stock reducing the liquidation value of the preferred stock to $5,695. For the years ended December 31, 2000, 1999 and 1998, Separation paid dividends to its Preferred shareholders of $0, $0 and $300, respectively.

                        Effective September 28, 1998, Commodore acquired Applied's 87% ownership of Separation, as part of the debt restructuring between Commodore and Applied as previously discussed. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2000 and 1999 and for the period since the acquisition. The results of operations of Separation were consolidated with Commodore through January 1998, through Commodore's ownership in Applied. The unaudited pro forma combined results of operations of Commodore for the year ended December 31, 1998, as if the acquisition of Separation had occurred on January 1, 1998 is as follows:


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


--------------------------------------------------------------------------------
                                                                            F-33

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Acquisitions       Commodore Polymer Technologies, Inc.
     and Reorgan-       On March 5, 1998  Commodore  incorporated a new company,
     izations           Commodore Polymer  Technologies,  Inc.  (Polymer),  as a
     Continued          wholly-owned  subsidiary  and  transferred  the  CERASET
                        technology  acquired from Lanxide into Polymer (see Note
                        15).

                        The Company determined that although the CERASET technology has proven effective during testing, the commercial viability of the technology has not been demonstrated. Further, the Company is unable to determine the cost, in dollars or time, necessary to bring the CERASET technology to economic profitability. As a result of this uncertainty, at December 31, 1998 Polymer recorded an impairment on the technology asset of $4,154, bringing its net equity, and the investment of Commodore in Polymer to $100. Also in 1998 and through March 6, 2000 the Company began developing new Polymer technologies. During 2000, 1999 and 1998, the Company, through Polymer, has expensed approximately $135, $240 and $410, respectively, related to the development of the new technologies. Effective March 6, 2000 Commodore sold all of its stock in Polymer, which contains the new technologies, to Blum Technology Trust, an entity with common majority ownership for $1,589, recognizing a gain of $1,568 on disposal of discontinued operations in 2000.

                        Minority Interests in Consolidated Subsidiaries
                        Minority interest in the consolidated financial statements at December 31, 2000 and 1999 consist of the Separation Preferred Stock and accrued unpaid dividends to Separation's preferred stockholders. By December 31, 1998, all of Separation's Common Equity had been reduced to zero, resulting in 100% of the equity operations of Separation for 1999 being attributed to Separation's preferred stockholders. During 2000 Separation continued to have losses which resulted in the liabilities of Separation exceeding the assets and thereby reducing Separation's Preferred Equity to zero. The remaining losses were all attributable to Commodore, the majority common shareholder.


--------------------------------------------------------------------------------
                                                                            F-34

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Discontinued       Condensed financial  information for Polymer,  which was
     Operations         discontinued,  is as follows for the period from January
                        1, 2000 to March 6, 2000 (date of disposition), the year ended December 31, 1999 and the period from March 5, 1998 (date of inception) through December 31, 1998:

                                             2000       1999       1998
                                          ---------------------------------

Revenues                                  $         -  $      44   $     22

Costs and expenses                               (135)      (990)      (795)
Impairment loss                                     -          -     (4,154)
                                          ---------------------------------

Net loss before income tax expense               (135)      (946)    (4,927)
Income tax expense                                  -          -          -
                                          ---------------------------------

Net loss from discontinued operations     $      (135) $    (946)  $ (4,927)
                                          ---------------------------------

                        Net liabilities of discontinued operations consists of the following at December 31, 1999:


                        Property and equipment, net         $            21
                        Completed technology, net                        60
                        Accounts payable                               (110)
                                                            ---------------

                                                            $           (29)
                                                            ---------------




--------------------------------------------------------------------------------
                                                                            F-35

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

19.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information,"  Commodore has identified three reportable
                        segments  in  which  it  has  operations  based  on  the
                        services it  provides.  The  reportable  segments are as
                        follows:    Commodore   Applied   Technologies,    Inc.,
                        ("Applied")    which    primarily    provides    various
                        engineering,   legal,   sampling  and  public  relations
                        service to  Government  agencies on a cost -plus  basis;
                        Commodore Separation Technologies, Inc., ("Separation"),
                        which provides water and  contaminant  separation by use
                        of patented process; and Commodore Polymer Technologies,
                        Inc.  ("Polymer"),  which specializes in the manufacture
                        of ceramic  bonding  and  refractory  materials.  Common
                        overhead costs are allocated between segments based on a
                        record of time spent by executives.  Commodore evaluates
                        segment  performance  based on the  segment's net income
                        (loss). The accounting  policies of the segments are the
                        same as those  described  in the summary of  significant
                        accounting  policies.  Commodore's  foreign  and  export
                        sales and assets  located  outside of the United  States
                        are not significant.  Summarized  financial  information
                        concerning  Commodore's  reportable segments is shown in
                        the   following   table.    Effective   February   1998,
                        Commodore's  investment in Applied fell below 50% and is
                        now accounted for on the equity method. Accordingly, the
                        1998 results of operations  reflected only one month for
                        Applied  and  nothing  is  reflected  for 2000 and 1999.
                        Effective   September   28,   1998,   Applied  sold  its
                        investments in Separation to Commodore, and accordingly,
                        the  summarized   information  for  Separation  is  only
                        included from the date of sale for 1998.


--------------------------------------------------------------------------------
                                                                            F-36



                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES


                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------





     2000                                                                                    Corporate
     ----                                                                                    Overhead&
                                                Total         Separation       Polymer         Other
                                           ---------------------------------------------------------------

Revenue                                    $             66   $          66   $          -   $           -
                                           ---------------------------------------------------------------

Costs and expenses:
   Cost of sales                                        111             111              -               -
   Research and development                             122             122              -               -
   General and administrative                         1,403             320              -           1,083
   Depreciation and
     amortization                                       239             235              -               4
                                           ---------------------------------------------------------------

     Total costs and expenses                         1,875             788              -           1,087
                                           ---------------------------------------------------------------

Loss from operations                                 (1,809)           (722)             -          (1,087)

Interest income                                          16              13              -               3
Gain on sale of subsidiary stock                        523               -              -             523
Interest expense                                       (755)              -              -            (755)
Impairments of assets                                  (949)           (949)             -               -
Equity in losses of
  unconsolidated subsidiary                          (4,534)              -              -          (4,534)
Minority interest                                       319             319              -               -
Income taxes                                              -               -              -               -
Income from discontinued operations                   1,433               -          1,433               -
                                           ---------------------------------------------------------------

Net loss                                   $         (5,756)  $      (1,339)  $      1,433   $      (5,850)
                                           ---------------------------------------------------------------

Total assets                               $            554   $         234   $          -   $         320
                                           ---------------------------------------------------------------

Expenditures for long-lived
  assets                                   $              -   $           -   $          -   $           -
                                           ---------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                      F-37




                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------





     1999                                                                                    Corporate
     ----                                                                                    Overhead&
                                                Total         Separation       Polymer         Other
                                           ---------------------------------------------------------------

Revenue                                    $            337   $         337   $          -   $           -
                                           ---------------------------------------------------------------

Costs and expenses:
   Cost of sales                                        541             541              -               -
   Research and development                             338             338              -               -
   General and administrative                         1,672             755              -             917
   Depreciation and
     amortization                                       547             507              -              40
                                           ---------------------------------------------------------------

     Total costs and expenses                         3,098           2,141              -             957
                                           ---------------------------------------------------------------

Loss from operations                                 (2,761)         (1,804)             -            (957)

Interest income                                          23              18              -               5
Interest expense                                       (520)              -              -            (520)
Equity in losses of
  unconsolidated subsidiary                          (1,478)              -              -          (1,478)
Minority interest                                     1,786           1,786              -               -
Income tax expense                                        -               -              -               -
Loss from discontinued operations                      (946)              -           (946)              -
                                           ---------------------------------------------------------------

Net loss                                   $         (3,896)  $           -   $       (946)  $      (2,950)
                                           ---------------------------------------------------------------

Total assets                               $          5,134   $       1,908   $          -   $       3,226
                                           ---------------------------------------------------------------

Expenditures for long-lived
  assets                                   $             81   $          81   $          -   $           -
                                           ---------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                      F-38





                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                Notes to Consolidated Financial Statements
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------


     1998                                                                                     Corporate
     ----                                                                                      Overhead
                                          Total       Applied      Separation     Polymer      & Other
                                      --------------------------------------------------------------------

Revenue                               $       1,632   $   1,251    $        -   $       -    $         381
                                      --------------------------------------------------------------------

Costs and expenses:
   Cost of sales                                961         961             -           -                -
   Research and development                     303         173           130           -                -
   General and administrative                 7,443         777           164           -            6,502
   Depreciation and
     amortization                               528          96           121           -              311
                                      --------------------------------------------------------------------

     Total costs and expenses                 9,235       2,007           415           -            6,813
                                      --------------------------------------------------------------------

Loss from operations                         (7,603)       (756)         (415)          -           (6,432)

Interest income                                 523           -             -           -              523
Gain on sale of subsidiary stock              7,623           -             -           -            7,623
Interest expense                               (616)         (6)            -           -             (610)
Equity in losses of
  unconsolidated subsidiary                  (2,229)          -             -           -           (2,229)
Minority interest                               468           -             -           -              468
Income tax expense                                -           -             -           -                -
Loss from discontinued
  operations                                 (4,927)          -             -      (4,927)               -
                                      --------------------------------------------------------------------

Net loss                              $      (6,761)  $    (762)   $     (415)  $  (4,927)   $        (657)
                                      --------------------------------------------------------------------

Total assets                          $       8,029   $       -    $    2,665   $     100    $       5,264
                                      --------------------------------------------------------------------

Expenditures for long-lived
  assets                              $          40   $       -    $        5   $       -    $          35
                                      --------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
                                                                                                      F-39

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


20.  Commitments        Operating Leases
     and                Commodore  and  its  subsidiaries  are  committed  under
     Contingencies      non-cancelable  operating  leases for  office  space and
                        other equipment. Future obligations under the leases for the next five years are as follows:

                        Year                                     Amount
                        ----                                     ------
                        2001                                   $      86
                        2002                                          86
                        2003                                          21
                                                               ---------

                                                               $     193
                                                               ---------

                        Rent expenses were approximately $197, $200 and $137, in 2000, 1999 and 1998, respectively.

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


21.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  Date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all  derivatives as assets or liabilities
                        in the statement of financial  position and  measurement
                        of  those   instruments  at  fair  value.  SFAS  133  is
                        effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


22.  Subsequent         In February 2000 the Company  satisfied a portion of its
     Event              bonds payable with the issuance of 16,800,000  shares of
                        its common stock and the transfer of 6,000,000 of Applied's common stock owned by the Company to the bondholders.




--------------------------------------------------------------------------------
                                                                            F-40

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Commodore Applied Technologies, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Applied Technologies, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
March 2, 2001

                                         Report of Independent Accountants


To the Board of Directors and Shareholders of Commodore Applied Technologies, Inc. and Subsidiaries:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of Commodore Applied Technologies, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Commodore Applied Technologies, Inc. for any period subsequent to December 31, 1998.

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




PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 8, 1999

                                                                           F-41A



                                                                                2000             1999
                                                                         -----------------------------------
              Assets

Current assets:
     Cash and cash equivalents                                           $          1,980   $         1,797
     Accounts receivable, net                                                       4,536             3,552
     Notes and advances to related parties                                              -               265
     Restricted cash                                                                    -                21
     Prepaid assets and other current assets                                          625               366
                                                                         -----------------------------------

              Total current assets                                                  7,141             6,001

Property and equipment, net                                                         1,983             2,244

Intangible assets:
     Goodwill, net of accumulated amortization of $419
       and $831, respectively                                                      24,676             6,841
     Covenants not to compete, net of accumulated
       amortization of $175 and $0, respectively                                    2,450                 -
     Patents and completed technology, net of accumulated
       amortization of $613 and $478, respectively                                    862               961
                                                                         -----------------------------------

              Total intangible assets                                              27,988             7,802

Other assets                                                                          361                 -
                                                                         -----------------------------------

              Total assets                                               $         37,473   $        16,047
                                                                         -----------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                                                       F-42



                                                                       COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                           AND SUBSIDIARIES
                                                                                 Consolidated Balance Sheet

                                                                                 December 31, 2000 and 1999
                                                   (Amounts in thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------------


                                                                                    2000          1999
                                                                              ------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                          $       2,490   $      1,792
     Related party payable                                                               247              -
     Current portion of long-term debt                                                 2,650            200
     Line of credit                                                                    1,459            948
     Notes payable                                                                    14,682              -
     Other accrued liabilities                                                         2,489          2,440
                                                                              ------------------------------

              Total current liabilities                                               24,017          5,380
                                                                              ------------------------------

Long-term debt                                                                         5,182            716
                                                                              ------------------------------

              Total liabilities                                                       29,199          6,096

Minority interest in subsidiary                                                          419              -
Commitments and contingencies                                                              -              -
Stockholders' Equity:
     Convertible Preferred Stock, Series E and F, par value $.001 per share, aggregate liquidation value of $7,332,429 and $4,355,000 at December 31,
       2000 and 1999, respectively, 12% cumulative dividends, 601,700 shares authorized, 556,700 shares and 335,000 shares issued and outstanding at
       December 31, 2000 and 1999,
       respectively                                                                        1              -
     Common Stock, par value $.001 per share, 125,000,000
       shares authorized, 48,330,385 and 30,962,938 issued
       and outstanding, at December 31, 2000 and 1999,
       respectively                                                                       48             31
     Additional paid-in capital                                                       66,495         57,168
     Accumulated deficit                                                             (58,689)       (47,248)
                                                                              ------------------------------

              Total stockholders' equity                                               7,855          9,951
                                                                              ------------------------------


              Total liabilities and stockholders' equity                       $      37,473   $     16,047
                                                                              ------------------------------

-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                       F-43



                                                                       COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                           AND SUBSIDIARIES
                                                                       Consolidated Statement of Operations

                                                               Years Ended December 31, 2000, 1999 and 1998
                                                   (Amounts in Thousands, Except Shares and Per Share Data)
-----------------------------------------------------------------------------------------------------------

                                                                       2000         1999          1998
                                                                  -----------------------------------------

  Revenue                                                         $      20,631  $    18,147  $     17,470
                                                                  -----------------------------------------
  Costs and expenses:
       Cost of revenues                                                  14,452       16,127        15,421
       Research and development                                             993        1,145         2,722
       General and administrative                                         6,989        4,037         8,118
       Depreciation and amortization                                      1,471          696         1,150
       Impairment of goodwill                                             6,586            -             -
       Minority interest                                                    341            -           300
                                                                  -----------------------------------------

                    Total costs and expenses                             30,832       22,005        27,711
                                                                  -----------------------------------------

  Loss from operations                                                  (10,201)      (3,858)      (10,241)

  Interest income                                                            67           39           337
  Interest expense                                                       (1,307)        (166)       (1,066)
  Equity in losses of unconsolidated subsidiary                               -            -        (2,383)
                                                                  -----------------------------------------

  Loss before income taxes                                              (11,441)      (3,985)      (13,353)
  Income tax benefit                                                          -            -             -
                                                                  -----------------------------------------

  Net loss                                                        $     (11,441) $    (3,985) $    (13,353)
                                                                  -----------------------------------------

  Net loss per share - basic and diluted                          $        (.34) $      (.16) $       (.58)
                                                                  -----------------------------------------

  Number of weighted average shares outstanding                          35,866       24,819        23,194
                                                                  -----------------------------------------


-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
                                                                                                       F-44


                                                                          COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                              AND SUBSIDIARIES
                                                                Consolidated Statement of Stockholders' Equity

                                                      Years Ended December 31, 2000, 1999, and 1998 (Restated)
                                                      (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------------------------------------


                                                           Preferred Stock        Common Stock      Additional
                                                         ----------------------------------------     Paid-In    Accumulated
                                                         Shares     Amount      Shares    Amount      Capital      Deficit
                                                        --------------------------------------------------------------------

Balance, January 1, 1998                                      -    $    -    22,766,334   $    23   $   41,541   $ (29,910)

Conversion of Series A Preferred
    Stock into Common Stock                                   -         -       336,866         -          890           -

Issuance of Common Stock to satisfy price
    reset liability                                           -         -       599,063         1        1,197           -

Equity gains on satisfaction of related party
    obligations (restated)                                    -         -             -         -        7,818           -

Preferred stock dividends                                     -         -             -         -          (14)          -

Warrant issued in connection with early paydown
    on intercompany note                                      -         -             -         -          340           -

Warrant issued in connection with loan from
    parent                                                    -         -             -         -          527           -

Change in exercise price of warrant issued in
  connection with convertible loan from parent                -         -             -         -          842           -

Change in exercise price of warrant issued in
  connection with debt restructuring                          -         -             -         -            5           -

Issuance of Series B Convertible Preferred Stock         20,909         -             -         -          813           -

Issuance of Series C Convertible Preferred Stock         10,189         -             -         -          396           -

Issuance of Series D Convertible Preferred Stock         20,391         -             -         -          792           -

Net loss                                                      -         -             -         -            -     (13,353)
                                                         -----------------------------------------------------------------

Balance December 31, 1998                                51,489         -    23,702,263        24       55,147     (43,263)

Conversion of series B, C, and D preferred stock
  into common stock                                     (51,489)        -     7,258,533         7           (7)          -


--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                                 F-45



                                                                                        COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                                            AND SUBSIDIARIES
                                                                              Consolidated Statement of Stockholders' Equity
                                                                                                                   Continued
----------------------------------------------------------------------------------------------------------------------------


                                                           Preferred Stock        Common Stock      Additional
                                                         ----------------------------------------     Paid-In    Accumulated
                                                         Shares     Amount      Shares    Amount      Capital      Deficit
                                                        --------------------------------------------------------------------


Issuance of Series E Convertible Preferred Stock
  at redemption value                                   335,000         -             -         -        2,030           -

Warrants issued in connection with Series E
  Convertible Preferred Stock                                 -         -             -         -           60           -

Preferred stock dividends                                     -         -             -         -          (63)          -

Exercise of stock options                                     -         -         2,142         -            1           -

Net loss                                                      -         -             -         -            -      (3,985)
                                                        ------------------------------------------------------------------

Balance, December 31, 1999                              335,000         -    30,962,938        31       57,168     (47,248)

Issuance of Series F Convertible Preferred
Stock at redemption value                               266,700         1             -         -        1,770           -

Conversion of series E and F preferred stock
into common stock                                       (45,000)        -       440,581         -            -           -


Warrants issued in compensation with short
term note payable to affiliated party                         -         -             -         -           89           -

Issuance of common stock for private placement fee            -         -       100,000         -            -           -

Issuance of common stock and warrants in acquisition          -         -    15,500,000        16        7,506           -

Preferred stock dividends                                     -         -             -         -         (634)          -

Exercise of stock options                                     -         -     1,326,866         1          596           -

Net loss                                                      -         -             -         -            -     (11,441)
                                                        ------------------------------------------------------------------

Balance, December 31, 2000                              556,700    $    1    48,330,385   $    48   $   66,495   $ (58,689)



---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                                  F-46




                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                              Years Ended December 31, 2000, 1999 and 1998
                                                  (Amounts in Thousands, Except Shares and Per Share Data)
----------------------------------------------------------------------------------------------------------



                                                                   2000          1999            1998
                                                              --------------------------------------------

Cash flows from operating activities:
   Net loss                                                    $    (11,441)  $     (3,985)   $    (13,353)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                    1,471            696           1,150
     Loss on disposition of property and equipment                       12              -             601
     Interest expense from common stock                                 333              -               -
     Impairment of goodwill                                           6,586              -               -
     Equity in losses of unconsolidated subsidiary                        -              -           2,340
     Write down of investment in unconsolidated subsidiary                -              -              43
     Provision for related party bad debt                               109              -               -
     Minority interest in subsidiary losses                             341              -             300
     Amortization of debt discount                                      718              -             695
     Other                                                                -              -              26
   Changes in assets and liabilities:
     Accounts receivable                                               (827)          (410)            (79)
     Inventory                                                            -              -            (271)
     Restricted cash                                                     21              -             (21)
     Prepaid assets                                                     414           (95)             132
     Other receivables                                                    -              -              18
     Accounts payable and accrued liabilities                           261            889            (776)
     Other                                                                -              -              19
                                                              ---------------------------------------------

         Net cash used in
         operating activities                                        (2,002)        (2,905)         (9,176)
                                                              ---------------------------------------------

Cash flows from investing activities:
   Equipment purchased or constructed                                  (114)          (353)         (2,554)
   Patents acquired                                                     (36)          (113)           (150)
   Purchase of Dispute Resolution Management, Inc.,
     net of cash acquired                                               508              -               -
   Contribution from minority interest in DRM                            78              -               -
   Advances to related parties                                          (97)          (135)            (96)
   Increase in restricted cash                                            -              -              50
   Cash held by subsidiary at the time of sale                            -              -            (715)
   Repayment of loans to affiliate, net of advances                       -              -             752
   Contributions to affiliate                                          (325)             -          (2,377)
                                                              ---------------------------------------------

         Net cash provided by (used in)
         investing activities                                            14           (601)         (5,090)
                                                              ---------------------------------------------




----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.                 F-47




                                                                      COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------



                                                                   2000          1999            1998
                                                              --------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                    597              1               -
  Proceeds from sale of Preferred Stock                               1,771          2,090               -
  Preferred stock dividends paid by subsidiary                            -              -            (300)
  Preferred stock dividends                                            (214)           (63)              -
  Payments to principal shareholder                                       -              -          (1,328)
  Borrowings from principal shareholder                                   -              -           5,450
  (Repayments)/borrowings under line of credit                         (256)           587            (838)
  Borrowings on long term debt and warrants                           1,000          1,000               -
  Payments on long term debt and notes payable                         (727)           (89)            (35)
  Repayment of related party accounts receivable and payable              -              -             (57)
                                                               -------------------------------------------

                  Net cash provided by
                  financing activities                                2,171          3,526           2,892
                                                               -------------------------------------------

Increase (decrease) in cash and cash equivalents                        183             20         (11,374)

Cash and cash equivalents, beginning of year                          1,797          1,777          13,151
                                                               -------------------------------------------

Cash and cash equivalents, end of year                         $      1,980   $      1,797    $      1,777
                                                               -------------------------------------------


Non-Cash Investing and Financing Activities:

2000
----
Effective August 31, 2000, the Company acquired an 81% interest in Dispute Resolution Management, Inc. (DRM) (see Note 6). Consideration consists of the following:

9.5 million option shares of common stock                        $       13,122
6.0 million shares of common stock                                        6,563
Warrants to purchase 1 million shares of common stock                       959
Future payment guarantee                                                  7,412
                                                                 --------------

                  Total consideration                            $       28,056
                                                                 --------------

Assets and liabilities acquired:

Accounts receivable                                              $          157
Property and equipment                                                      124
Prepaids and other current assets                                            47
Goodwill                                                                 25,095
Covenant not to compete                                                   2,625
Other assets                                                                 36
Accounts payable                                                            (61)
Accrued expenses                                                             (5)
Note payable                                                               (470)
                                                                 --------------

                                                                 $       27,548
                                                                 --------------

                  Cash received                                  $          508
                                                                 --------------


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of the consolidated financial statements.
                                                                            F-48

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------

2000 - Continued
----------------
A shareholder of the Company transferred 100,000 shares of its common stock in the Company to holders of notes payable from the Company. The common stock was valued at $500 with $167 considered prepaid and $333 expensed as interest.

The Company issued a warrant valued at $89 in connection with a debt issuance.

The Company converted 45,000 shares of Series E & F Preferred Stock to 440,581 shares of common stock.

The Company financed equipment and prepaid assets with notes payable and long-term debt of $459.

The Company accrued $420 of unpaid dividends to holders of Preferred Stock.

1999
----
In 1999, 51,489 shares of Series B, C and D Preferred Stock held by Commodore with an aggregate value of $2,001 were converted into common stock (Note 12).


1998
----
In February 1998, Commodore provided a $5,450 loan to Applied. In connection with the loan, Applied issued new and amended warrants valued at $1,369 in the aggregate and recorded as additional paid-in capital (Note 15).

In February 1998, Applied transferred a receivable from an affiliate with a carrying value of $830 to Commodore for debt reduction. In connection with the transaction, Applied issued a warrant to Commodore with a fair value of $340 which was recorded as additional paid-in capital (Note 15).

In September 1998, Applied repaid Intercompany Notes with a carrying value of $5,660 through the exchange of 87% interest in the Common Stock of Separation and receivable from Separation with a value of $500, issuance of Preferred Stock with a value of $2,001 and modification of a warrant with a value of $5 (Note
15).

In October 1998, Applied satisfied a price reset liability with an aggregate balance of $1,198, recorded as an accrued liability at December 31, 1997, through the issuance of additional shares of Common Stock Note 15).

In 1998, 9,600 shares of Series A Preferred Stock with an aggregate value of $876 were converted into Common Stock (Note 12).



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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental disclosure of cash flow information

     Cash paid during the year for:

              Interest            $      158 $    166  $       289
                                  --------------------------------

              Taxes               $        - $      -  $         -
                                  --------------------------------



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

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
                                  (In thousands except share and per share data)
--------------------------------------------------------------------------------

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

                        Through Dispute Resolution Management, Inc. (DRM), a subsidiary acquired August 30, 2000, Applied provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

                        Until September 1998, Applied was also engaged in the separation of hazardous waste through its 87% owned subsidiary, Commodore Separation Technologies, Inc. ("Separation"). Effective September 28, 1998, Applied sold its investments in Separation to Commodore
                        Environmental  Services,  Inc.  ("Commodore")  (See Note
                        15).


--------------------------------------------------------------------------------

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Summary of         Going Concern
     Significant        The accompanying  consolidated financial statements have
     Accounting         been  prepared  under the  assumption  that Applied will
     Policies           continue   as   a   going   concern.   Such   assumption
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.   As  shown  in  the  consolidated   financial
                        statements for the years ended  December 31, 2000,  1999
                        and 1998,  Applied  incurred losses of $11,441,  $3,985,
                        and $13,353, respectively.  Applied has also experienced
                        net  cash  outflows  from  operating   activities.   The
                        consolidated  financial  statements  do not  include any
                        adjustments  that might be necessary  should  Applied be
                        unable  to  continue  as  a  going  concern.   Applied's
                        continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of Applied and its majority-owned subsidiaries. Dispute Resolution Management, Inc. is included in the consolidated operations from August 30, 2000 (date of acquisition) (see Note 6). All significant intercompany balances and transactions have been eliminated. The investment in Teledyne-Commodore, LLC, a 50% owned joint venture with Teledyne Environmental, Inc., has been accounted for under the equity method of accounting for the year ended December 31, 1998 and at the lower of cost or market for December 31, 1999 and 2000 due to the recovery value of the joint venture as Applied does not have a controlling interest in the venture. Effective September 28, 1998, Applied sold its investment in Separation to Commodore (see Note 15).

                        Revenue Recognition
                        Substantially all of Applied's revenues are generated by its subsidiaries, CASI and DRM. CASI revenues consist of engineering and scientific services performed for the U.S. Government and prime contractors that serve the U.S. Government under a variety of contracts, most of which provide for reimbursement of cost plus fixed fees. Revenue under cost-reimbursement contracts is recorded using the percentage of completion method as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs.

--------------------------------------------------------------------------------
                                                                            F-52

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Revenue Recognition - Continued
     Significant        Anticipated  losses on  contracts  are provided for by a
     Accounting         charge to income during the period such losses are first
     Policies           identified.  Changes in job performance, job conditions,
     Continued          estimated  profitability  (including losses arising from
                        contract   penalty   provisions)   and  final   contract
                        settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                        Direct and indirect contract costs are subject to audit by the Defense Contract Audit Agency ("DCAA"). Management does not expect these audits to materially affect the financial statements and have established appropriate allowances to cover potential audit disallowances. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement. The DCAA has audited CASI's contracts through 1996. An allowance for doubtful accounts and potential disallowances has been established based upon the portion of billed and unbilled receivables that management believes may be uncollectible.

                        DRM revenue is recognized on retainers according to the terms of each contract. Revenue is recognized on contingent success fees as each dispute with each insurer is resolved and a binding settlement agreement has been executed by all parties.

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


--------------------------------------------------------------------------------
                                                                            F-53

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Sales to major  customers  which  exceeded 10 percent of
     Significant        revenues are as foll0ws:
     Accounting
     Policies                                   Years Ended December 31,
     Continued                             --------------------------------
                                           2000          1999         1998
                                           ----          ----         ----

                        Customer A       $ 11,618     $ 12,287     $ 10,673
                        Customer B       $  1,476     $  3,692     $  4,061
                        Customer C       $    742     $  1,006     $  1,972

                        The contract with Customer A ended on December 31, 2000.

                        Risk and Uncertainty
                        Applied's operations involving the separation and destruction of PCBs requires a permit from the EPA. Currently, Applied has a valid nationwide permit related to the treatment of PCBs in certain substances. The current permit expires September 15, 2001. If this permit is not renewed, Applied will not be permitted to service any contracts which utilize Applied's separation and destruction technology related to the treatment of PCB's. Presently, there is no information to suggest that the EPA will not renew Applied's permit or grant them the requested revision.

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

                        During the year ended December 31, 2000 the unamortized goodwill associated with the purchase of CASI was determined to be impaired and was written off in the amount of $6,586. This was a non-cash expense for the year 2000.

--------------------------------------------------------------------------------
                                                                            F-54

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------







2.   Summary of         Property and Equipment
     Significant        Property   and   equipment   are   recorded   at   cost.
     Accounting         Improvements  which  substantially  increase  the useful
     Policies           lives of assets are capitalized. Maintenance and repairs
     Continued          are expensed as incurred.  Upon  retirement or disposal,
                        the  related  cost  and  accumulated   depreciation  are
                        removed  from the  respective  accounts  and any gain or
                        loss  is  recorded  in  the  Statement  of   Operations.
                        Provisions   for   depreciation   are  computed  on  the
                        straight-line method based on the estimated useful lives of the assets which range from 2-10 years.

                        Intangible Assets
                        Goodwill represents the fair value of securities issued plus the fair value of net liabilities assumed in connection with the acquisitions of CASI and DRM (see
                        Note 6). Goodwill is being amortized on a straight-line basis over its estimated life (20 to 30 years). Completed technology represents certain technology and related patents acquired in connection with the purchase of third-party interests in Commodore Laboratories, Inc. ("Labs"). Completed technology and patents are being amortized on a straight-line basis over their estimated 7 and 17 year lives, respectively. Covenants to compete are amortized over 5 years which is the life of the covenant (see Note 6). Applied annually evaluates the existence of impairment on the basis of whether the goodwill, covenants not to compete, patents and completed technology are fully recoverable from the projected undiscounted net cash flows of the assets to which they relate.

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

--------------------------------------------------------------------------------
                                                                            F-55

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




2.   Summary of         Research and Development
     Significant        Research  and  development  expenditures  are charged to
     Accounting         operations as incurred.
     Policies
     Continued          Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Accounts receivable, notes receivable, cash equivalents, long term debt and the line of credit are financial instruments that are subject to possible material market variations from the recorded book value. The Company has reflected in the financial statements debt discounts which are being amortized over the estimated lives of the obligations.
                        The debt discounts bring the obligations to a market rate of interest. The fair value of these financial instruments approximate the recorded book value as of December 31, 2000 and 1999.

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

                        Segment Information
                        In 1998, Applied adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Applied's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Applied (see Note 18).

--------------------------------------------------------------------------------
                                                                            F-56

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


2.   Summary of         Use of Estimates
     Significant        The preparation of consolidated  financial statements in
     Accounting         conformity with generally accepted accounting principles
     Policies           requires  management to make  estimates and  assumptions
     Continued          that   affect  the   reported   amounts  of  assets  and
                        liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain amounts in prior years have been reclassified to conform with the current year presentation.


3.   Receivables        The  components  of Applied's  trade receivables  are as
                        follows as of December 31, 2000 and 1999:

                                                        2000            1999
                                                      --------       ---------
                          Contract receivables:
                           Amounts billed             $  4,807       $   3,637
                           Retainages                       25              25
                           Other                             -               8
                                                      --------       ---------
                                                         4,832           3,670
                         Less:  Allowance for
                           doubtful accounts
                           and potential
                           disallowances                  (296)           (118)
                                                      --------       ---------

                             Total receivables - net  $  4,536       $   3,552
                                                      ========       =========

                        The balances billed but not paid by customers pursuant to retainage provisions are due upon completion and acceptance of the contracts.

                        Substantially all of CASI trade receivables are pledged to collateralize its line of credit (see Note 8).


--------------------------------------------------------------------------------
                                                                            F-57

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4.   Property           Property and equipment consist of the following:
     and
     Equipment                                    Average         December 31,
                                                Useful Life     2000       1999
                                                --------------------------------


                        Machinery and equipment      10       $ 2,386  $ 3,022
                        Furniture and fixtures        5           417      277
                        Computer equipment            4           944    1,275
                        Leasehold improvements        5            19       82
                                                              ----------------
                                                                3,766    4,656

                        Less:  accumulated depreciation
                          and amortization                     (1,783)  (2,412)

                           Total property and equipment       $ 1,983  $ 2,244
                                                              ================


5.   Other Assets       Applied  has  an  investment  in a  joint  venture  with
                        Teledyne Environmental, Inc. (LLC). Due to uncertainties over the success of various claims made by the LLC against various government agencies, Applied recorded a reserve of $43 in the fourth quarter of 1998 to reduce its investment to $0 at December 31, 1998. Applied did not record its equity in the losses of the LLC in 2000 and 1999 as the LLC agreement states that members of the LLC can only be asked to fund approved capital calls and Applied has no obligation to fund these 2000 and 1999 losses. The Company recorded losses of $0, $0 and $(2,383) for the years ended December 31, 2000, 1999 and 1998, respectively, from its investment in the joint venture.

--------------------------------------------------------------------------------
                                                                            F-58

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5.   Other              Summarized  information  of  the  LLC's  net  assets and
     Assets             results  of  operations  are  as follows at December 31,
     Continued          1998:

                          Current assets                       $   2,049
                          Non-current assets                       1,549
                          Current liabilities                      3,873
                          Revenues                                 1,788
                          Expenses                                 6,467

                          Investment in LLC:
                          Opening balance                      $     554
                          Capital contribution                     2,581
                          Advances to LLC, net of repayments        (752)
                          Loss reserve                               (43)
                          Equity in net loss                      (2,340)
                                                               ---------

                                   Net amount                  $       -
                                                               =========


6.   Acquisition        On August 30, 2000,  Applied  completed a stock purchase
     of Dispute         agreement with Dispute Resolution Management, Inc. (DRM)
     Resolution         and its two  shareholders.  This  agreement  amended and
     Management         restated in its entirety  the terms of an agreement  and
                        plan of merger, dated August 30, 2000, which Applied had previously entered into with DRM and its shareholders.

                        Under terms of the current agreement, Applied purchased 81% of the issued and outstanding capital stock of DRM from the two shareholders. The consideration to these shareholders (and their designees) consisted of:

                           a) 10.5 million shares of Applied common stock. Of these 10.5 million shares, 9.5 million shares are subject to a one-year option to repurchase any or all shares. The option expires August 30, 2001 for the 9.5 million shares.
                           b) 5 million shares of Applied common stock in exchange for an option to purchase the remaining 19% interest in DRM. The option expires after five years and the option price will be based upon the relative appraised values of DRM and Applied at the time of purchase.


--------------------------------------------------------------------------------
                                                                            F-59

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


6.   Acquisition           c)  Five-year warrants to purchase up to an aggregate
     of Dispute                of 1.0 million  shares of Applied common stock at
     Resolution                an exercise price of $2.00 per share.
     Management            d)  Quarterly earn-out  distributions equal to 35% of
                               the cash flow of DRM over an earn-out period commencing as of September 1, 2000 and ending
                               December 31, 2005. Applied has agreed that if DRM has not distributed to these shareholders a total of $10.0 million in cash in earn-out payments by December 31, 2003, Applied will make up the difference between $10.0 million and the actual cash distributed. This difference can be paid in cash or Applied common shares at Applied's sole discretion.

                        Applied has an absolute and irrevocable obligation to repurchase, by the end of the one-year option period, that number of 9.5 million shares of Applied common stock necessary to provide the holders of those shares with a total of $14.5 million. It is Applied's intention to exercise its option to reacquire these shares during the one-year period and sell these shares to generate the cash necessary to meet the $14.5 million obligation. The obligation has been recorded as a note payable and interest has been imputed on the note payable to record debt of $13,122.

                        The former owners of DRM have entered into five-year employment agreement with DRM providing for starting salaries of $262 per year, with annual increases of not more than 5%. In addition, these individuals have entered into five-year non-competition agreements with DRM.

                        Applied has valued the consideration given as follows:

                         9.5 million option common shares             $  13,122
                         5.0 million common shares                        5,469
                         1.0 million common shares                        1,094
                         Warrants to purchase 1.0 million shares            959
                         Future payment guarantee                        10,000
                         Imputed interest on future payment guarantee    (2,588)
                                                                      ----------

                                  Total                               $  28,056
                                                                      ==========



--------------------------------------------------------------------------------
                                                                            F-60

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------





6.   Acquisition        DRM's equity at the  date of acquisition  was $414.  81%
     of Dispute         of this equity was $336.
     Resolution
     Management         Applied    recorded   the    difference    between   the
                        consideration given $28,056 and its ownership in DRM equity $336 as follows:

                          Covenants not to compete                   $   2,625
                          Goodwill                                      25,095
                                                                     ---------
                                   Total                             $  27,720
                                                                     =========

                        Covenants not to compete are amortized over their 5 year life. Goodwill is amortized over 20 years.

                        The Company recorded $341 of minority interest expense related to the minority shareholders portion of DRM income for the period August 30, 2000 (date of acquisition) through December 31, 2000.

                        Supplemental   twelve   month  pro  forma   consolidated
                        operations as though DRM had been acquired January 1, 2000, is as follows:

                                                                     Proforma
                                            DRM January 1,           Year Ended
                              Commodore       2000 to               December 31,
                               Applied      August 30, 2000            2000
                              ---------     ---------------         ------------
Revenues                     $   20,631         $   4,271           $  24,902
Net income (loss)            $  (11,441)        $   2,182           $  (9,259)
(Loss) earnings per share    $     (.34)        $     .06           $    (.28)



7.   Other              Other accrued liabilities consist of the following:
     Accrued
     Liabilities                                               2000     1999

                        Compensation and employee benefits    $   652  $   994
                        Accrued consulting                        185        -
                        Dividend payable                          408        -
                        Loss reserve                              357      357
                        Related parties                           185      185
                        Severance payments                         76      171
                        Other                                     626      733
                                                              ----------------

                                                              $  2,489 $ 2,440
                                                              ================

--------------------------------------------------------------------------------
                                                                            F-61

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Line of            At  December  31,  2000 and 1999,  CASI had a $1,459 and
     Credit             $948  outstanding  balance,  respectively,  on revolving
                        lines of credit.  In October 2000,  CASI  refinanced its
                        line of credit and a note  payable with the current line
                        of credit.  The current  line of credit is not to exceed
                        85% of eligible receivables or $2,500 and is due October
                        2002 with  interest  payable  monthly  at prime plus 2.0
                        percent (11.5% at December 31, 2000). The credit line is
                        collateralized  by the assets of CASI and is  guaranteed
                        by  Applied.   The  line  of  credit  contains   certain
                        financial  covenants and restrictions  including minimum
                        ratios that CASI must  satisfy.  As of December 31, 2000
                        the  Company  was  not  in  compliance   with  the  loan
                        covenants.


9.   Notes Payable      Notes payable consist of the following at December 31:


                                                                2000      1999
                                                               -----------------


                        Obligation to minority shareholders
                        of DRM wherein the minority
                        shareholders are to receive $14,500
                        cash from the Company through the
                        repurchase of the 9.5 million
                        option common shares issued to the
                        minority shareholders' (see note 6).
                        The Company has imputed an interest
                        rate of 10.5% on the obligation which
                        is secured by Commodore's ownership
                        of DRM.                                $ 14,500  $    -

                        Unamortized discount for imputed
                        interest rate                              (919)      -

                        Notes payable to individuals with
                        interest at 12%, due February 13,
                        2001, secured by DRM accounts
                        receivable.  In connection with this
                        note, one of the majority
                        shareholders of the Company sold 1
                        million shares of the Company's
                        common stock it owned to the note
                        holders at a discount. The discounted
                        amount of $500,000 is recorded as
                        interest expense over the term
                        of the loan.                               500       -


--------------------------------------------------------------------------------
                                                                            F-62

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Notes Payable      Note payable to an officer of the
     Continued          Company with  interest at 9.75%.
                        The note is unsecured and is
                        convertible into common  stock of the
                        Company at the market  rate of the
                        common stock. The note was originally
                        due March 15, 2001 but has been
                        extended until December 31, 2001. The
                        Company also has imputed a discount
                        for warrants for $89 issued in
                        connection with the note which is
                        being amortized over the original
                        term of the note.                           500       -

                        Unamortized discount imputed for
                        warrants                                    (29)      -

                        Note payable to an insurance company
                        with interest at 8.18%, secured by an
                        insurance contract and due December
                        2001.                                       130       -
                                                               -----------------

                                                               $ 14,682  $    -
                                                               =================

10.  Long-Term          The Company has the following long-term debt at December
     Debt               31:

                                                                2000      1999
                                                               -----------------

                        Obligation to the minority shareholders
                        of DRM wherein the Company has
                        guaranteed to distribute 35% of the
                        cash flows of DRM to the 19% minority
                        shareholders in amounts not less than
                        $10,000 by December 31, 2003 (see note
                        6). The Company has imputed interest
                        on the obligation at 10.5%, and the
                        obligation is secured by the Company's
                        ownership of DRM. The Company has also
                        estimated the current and long-term
                        portions of the obligatio              $ 10,000  $    -

                        Unamortized discount for imputed
                        interest rate                            (2,389)      -


--------------------------------------------------------------------------------
                                                                            F-63

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Long-Term          Notes payable to an entity requiring
     Debt               monthly payments of $11, plus interest
     Continued          at 8.5% secured by an insurance
                        contract                                    221       -

                        Note payable to a financial institution
                        requiring monthly payments of $17 plus
                        interest at prime plus 1.5% (10.0% at
                        December 31, 1999), secured by property
                        and equipment. The note was refinanced
                        with the line of credit in 2000               -     916
                                                               -----------------

                                                                  7,832     916

                        Less current maturities                  (2,650)   (200)
                                                               -----------------

                                                               $  5,182  $  716
                                                               ================

                        Future maturities on long-term debt are as follows:

                            Year
                            ----
                            2001                                    $    2,650
                            2002                                         2,645
                            2003                                         2,537
                                                                    ----------

                              Total                                 $    7,832
                                                                    ==========

11.   Income Taxes      Applied  provides for deferred income taxes on temporary
                        differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes.


--------------------------------------------------------------------------------
                                                                            F-64

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Income Taxes       The  provision  for  income  taxes for the  years  ended
     Continued          December  31  results  in an  effective  tax rate  which
                        differs from federal income tax rates as follows:

                                           2000          1999         1998
                                        ------------------------------------

  Expected tax benefit at federal
    statutory rate                      $  (3,890)   $  (1,355)   $  (1,882)
  State income tax benefit, net of
    federal income tax benefit               (686)        (239)        (332)
  Loss on sale of subsidiary                    -            -       (2,866)
  Loss of NOLs in connection with
    sale of affiliate                           -            -        3,689
  Change in valuation allowance             3,790        1,594          476
  Interest accretion                          333            -          796
  Other                                       453            -          119
                                        -----------------------------------

      Income tax benefit                $       -    $       -    $       -
                                        ===================================

                        The components of the net deferred tax as of December 31, are as follows:

                                          2000          1999         1998
                                        ------------------------------------

  Reserve for uncollectable
   receivables and potential
   disallowances                        $     242    $       -    $     480
  Net operating loss carryforward          15,703       14,394       12,254
  Goodwill                                  2,239            -            -
  In process technology                       837          837          903
                                        -----------------------------------

                                           19,021       15,231       13,637

  Valuation allowance                     (19,021)     (15,231)     (13,637)
                                        -----------------------------------

      Net deferred taxes                $       -    $       -    $       -
                                        ===================================

                        Applied conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Applied's liquidity and equity positions. As of December 2000, 1999 and 1998, Applied has established a valuation allowance for the entire amount of net deferred tax assets.


--------------------------------------------------------------------------------
                                                                            F-65

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Income Taxes       Applied has net operating loss ("NOL")  carryforwards at
     Continued          December 31, 2000 of approximately  $39,000 which expire
                        in years 2010 through 2020. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control.


12.  Stockholders'      Series A Convertible Preferred Stock At January 1, 1998,
     Equity             Applied  had  9,600  shares  of  Series  A   Convertible
                        Preferred  Stock  outstanding.  The Series A Convertible
                        Preferred Stock had a liquidation preference of $100 per
                        share  plus   accumulated  and  unpaid   dividends  (the
                        "Liquidation   Preference")   and   paid  a  7%   annual
                        cumulative  dividend.  The Series A Preferred  Stock was
                        convertible  by investors  into that number of shares of
                        Common Stock equal to the Liquidation Preference divided
                        by  the  Conversion  Price.  The  Conversion  Price  was
                        defined as the amount  equal to the lesser of (i) $4.64,
                        representing  100% of the  average of the  closing  sale
                        prices  of the  Common  Stock  for the five  consecutive
                        trading days preceding the issuance date of the Series A
                        Preferred  Stock,  or  (ii)  88% of the  average  of the
                        closing  sale  prices of the  Common  Stock for the five
                        consecutive  trading days immediately  prior to the date
                        of  conversion   (beneficial  conversion  feature).  The
                        Conversion Price was subject to certain floors based upon the trading price of Applied Common Stock.

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

                        In  1998,  all  9,600  outstanding  shares  of  Series A
                        Preferred Stock were converted into 336,866 shares of Common Stock based upon conversion prices ranging from $2.48 to $3.69 per share. At the time of conversion, Applied recorded $14 of preferred dividends related to the accumulated and unpaid dividends on shares converted.


--------------------------------------------------------------------------------
                                                                            F-66

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      Series B, C & D Convertible Preferred Stock
     Equity             Effective  September 28, 1998,  Applied  authorized  and
     Continued          issued three new series of Preferred Stock.  Series B, C
                        and D Preferred Stock were authorized up to 25,000, 15,000 and 25,000 shares, respectively, all at $.001 par value.

                        Each of the Series B, C and D Preferred Stock is convertible into common shares of Applied; each has a par value of $.001 and a stated value of $100 per share; each carries a dividend rate of $6.00 per share per annum from the date of issuance, payable quarterly commencing December 31, 1998, when, and if declared by the Board of Directors; and each has non-cumulative dividends. During 1998 the Company issued 20,909 shares of Series B, 10,189 shares of Series C, and 20,391 shares of Series D Convertible Preferred Stock for an aggregate amount of $2,001 (see Note 15). Applied did not declare any dividend payment as of December 31, 1998.

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

                        In November 1999, all of the outstanding shares of Series B, C and D Convertible Preferred Stock was converted into 7,258,533 shares of common stock.

                        Series E Convertible Preferred Stock Effective November 4, 1999, Applied issued 335,000 shares of Series E Convertible Preferred Stock with a stated value of $10 per share.


--------------------------------------------------------------------------------
                                                                            F-67

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      This stock has a dividend  rate of 12% per annum through
     Equity             April  30,  2000  and   thereafter  5%  per  annum  paid
     Continued          quarterly.  In addition the stock has a special dividend
                        at the rate of 7.5% per annum which began to accrue on May 1, 2000, payable on May 1, 2001. The special dividend will not be paid on any stock converted to common stock on or before April 30, 2001.

                        The  Series  E   Convertible   Preferred   Stock  has  a
                        liquidation preference of $10 per share. In connection with the issuance of the Series E Convertible Preferred Stock, the Company issued warrants to purchase 572,500 shares of common stock at a purchase price equal to 110% of the market price on the date of closing ($1.20). These warrants were valued at $60 and expire on November 4, 2004.

                        The Series E Convertible Preferred Stock is convertible into common stock at any time on or after April 30, 2000 at a conversion price equal to the arithmetic mean of the closing prices of common stock as reported in the American Stock Exchange for the ten trading days immediately preceding the date of conversion.

                        During the year ended December 31, 2000 35,000 shares of Series E Convertible Preferred Stock were converted into 330,992 shares of common stock.

                        Series F Convertible Preferred Stock
                        In March 2000, Applied issued 266,700 shares of Series F Convertible Preferred Stock with a stated value of $10 per share. Transaction costs on the issuance totaled $230 resulting in net proceeds to the Company of $1,770.

                        The stock has a dividend rate of 12% per annum through September 30, 2000 and thereafter 5% per annum paid quarterly. In addition the stock has a special dividend at the rate of 7.5% per annum which began to accrue October 1, 2000, payable on October 1, 2001. The special dividend will not be paid on stock converted to common stock on or before September 30, 2001.

                        The  Series  F   Convertible   Preferred   Stock  has  a
                        liquidation preference of $10 per share. In connection with the issuance of Series F Convertible Preferred Stock, the Company issued warrants to purchase 363,475 shares of common stock at $1.93875 per share. These warrants expire on March 16, 2005.

--------------------------------------------------------------------------------
                                                                            F-68

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


12.  Stockholders'      The Series F Convertible  Preferred Stock is convertible
     Equity             into common stock at any time on or after  September 30,
     Continued          2000. On conversion,  the investor will receive for each
                        converted preferred share the greater number of common stock as determined by (1) the face value per share
                        ($10) plus accrued dividends divided by the average of the closing prices over a ten consecutive trading day period ending on the trading day immediately preceding the conversion date, or (2) $7.50 (the cash invested for each preferred share) divided by $1.93875.

                        During the year ended December 31, 2000 10,000 shares of Series F Convertible Preferred Stock was converted to 109,589 shares of commons stock.

                        The holders of all series of convertible preferred stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the convertible preferred stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. Upon liquidation, dissolution or winding up of Applied, holders of Series E and Series F Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share before any distribution to holders of the Common Stock or any capital stock ranking junior to the Series E Convertible Preferred Stock.


13.  Stock Options      Applied  has  adopted  the  intrinsic  value  method  of
     and Stock          accounting  for stock options and warrants  under APB 25
     Warrants           with footnote disclosures of the pro forma effects as if
                        the FAS 123 fair value method had been adopted.

                        Had compensation expense for Applied's employee stock options been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of FAS 123, Applied's net loss per share would have been increased to the pro forma amounts indicated below:

                                            2000          1999         1998
                                        ---------------------------------------

   Net loss - as reported               $   (11,441)   $  (3,985)   $  (13,353)
   Net loss - pro forma                 $   (12,619)   $  (6,335)   $  (15,749)
   Loss per share - as reported         $      (.34)   $   (0.16)   $    (0.58)
   Loss per share - pro forma           $      (.37)   $   (0.26)   $    (0.68)



--------------------------------------------------------------------------------
                                                                            F-69

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Stock Options      FAS 123  requires  stock  options to be valued  using an
     and Stock          approach such as the Black-Scholes option pricing model.
     Warrants           The Black-Scholes model calculates the fair value of the
     Continued          grant  based upon the  following  assumptions  about the
                        underlying stock: The expected dividend yield of the stock is zero, the assumed volatility is 165%, the expected risk-free rate of return is 4.6 - 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options, and the expected term is the maximum possible term under the option.

                        Stock Options
                        In December 1998, Applied adopted its 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of Applied can receive non-qualified stock options to purchase up to an aggregate 5,000,000 shares of Applied's Common Stock. During 1999 and 2000 Applied increased the number of shares authorized by 5,000,000 shares each year resulting in 15,000,000 shares currently available under the 1998 stock option plan. Exercise prices applicable to stock options issued under this Plan represent no less than 100% of the fair value of the underlying common stock as of the date of grant. Stock options granted under the plan may vest immediately or for any period up to five years.

                        Applied amended stock options to purchase 1,826,234 shares granted under the 1996 Stock Option Plan to extend the term to 10 years and to change the exercise price to $.44, 100% of the fair market value of Applied's on the date of the amendment.

                        A summary of the status of options granted under the Plan as of December 31, 2000, 1999 and 1998 and changes during the periods then ended is presented below:



                                2000                 1999                  1998
                         -----------------------------------------------------------------
                                    Weighted             Weighted                Weighted
                                    Average               Average                 Average
                                   Exercise              Exercise                 Exercise
                          Shares    Price      Shares      Price       Shares      Price
                        ------------------------------------------------------------------

Options outstanding -
beginning of year       7,169,747   $  .61    4,155,012   $   1.08     2,912,375   $  6.06
Granted                 2,243,769     1.05    3,259,323       0.56     3,901,371      0.59
Exercised              (1,326,866)     .46       (2,142)      0.44             -         -
Forfeited                (557,594)     .59     (242,396)      4.86             -         -
Rescinded                       -       -             -               (2,658,734)     5.83
                       -------------------------------------------------------------------

Options outstanding -
end of year             7,529,056   $ 0.87    7,169,797   $   0.61     4,155,012      1.08
                       ===================================================================

--------------------------------------------------------------------------------
                                                                            F-70

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock Options      The   following   table   summarizes  information  about
     and Stock          employee stock options outstanding at December 31, 2000:
     Warrants
     Continued

                       Options Outstanding                   Options Exercisable
                -----------------------------------------------------------------------
                                   Weighted          Weighted                  Weighted
Range of                            Average          Average                    Average
Exercisable        Number           Remaining         Exercise     Number       Exercise
 Prices          Outstanding     Contractural Life     Price     Exercisable      Price
---------------------------------------------------------------------------------------

 $ 0.25 - $0.44   2,125,920        8.00 years          $0.43      1,456,740     $ 0.44
 $ 0.50 - $0.50   2,147,500        2.58 years          $0.50              -          -
 $ 0.63 - $1.44   2,898,261        8.00 years          $0.96      1,627,004       0.86
 $ 2.00 - $6.00     357,375        5.92 years          $4.36        357,375       4.86
                  --------------------------------------------------------------------

                  7,529,056        6.36 years          $0.87      3,441,119       1.10
                  ====================================================================


                        Stock Warrants
                        Outstanding warrants (vested and not vested) at December 31, 2000 are as follows:

  Granted                                         Number of       Current
  1998 and        Granted         Granted         Warrants        Exercise       Expiration
  Prior            1999            2000            2000            Price           Date
------------------------------------------------------------------------------------------------

   500,000            -                 -           500,000       $   7.20        August 2001
 5,750,000     2,547,959        2,001,848        10,299,807           4.69        June 2001
   500,000            -                 -           500,000          13.86        August 2001
 7,500,000     3,405,444        2,764,141        13,669,585           5.50        December 2003
    19,407             -                -            19,407           5.80        August 2002
    60,000             -                -            60,000           3.68        September 2002
 1,000,000       356,092          270,568         1,626,660           3.09        August 2002
   514,000       148,267          127,596           789,863           2.93        March 2003
 1,500,000       266,861           49,020         1,815,881           1.24        February 2004
         -       312,500                -           312,500           1.20        November 2004
         -       250,000                -           250,000           1.20        November 2004
         -             -           25,000            25,000           1.94        March 2005
         -             -          250,000           250,000           1.94        March 2005
         -             -          113,475           113,475           1.94        March 2005
         -             -          100,000           100,000           1.06        September 2002
         -             -        1,000,000         1,000,000           2.00        August 2005
-----------------------------------------------------------

17,343,407     7,287,123        6,701,648        31,332,178


                        There were no warrants exercised in 2000, 1999 or 1998. As of December 31, 2000 all warrants are exercisable.


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




                                                Year Ended December 31,
                                    -----------------------------------------------
                                         2000             1999             1998
                                    -----------------------------------------------

Net loss                            $    (11,441)     $     (3,985)    $    (13,353)
Preferred stock dividends                   (634)              (63)             (14)
                                    -----------------------------------------------

Net loss available to common
 shareholders                       $    (12,075)     $     (4,048)    $    (13,367)

Weighted average common shares
 outstanding (basic)                  35,866,000        24,819,000       23,194,000
Series B Convertible Preferred
 Stock                                         -                 -              (*)
Series C Convertible Preferred
 Stock                                         -                 -              (*)
Series D Convertible Preferred
 Stock                                         -                 -              (*)
Series E Convertible Preferred
 Stock                                       (*)               (*)                -
Series F Convertible Preferred
 Stock                                       (*)                 -                -
Employee Stock Options                       (*)               (*)              (*)
Warrants issued in connection
 with various transactions                   (*)               (*)              (*)
                                    -----------------------------------------------

Weighted average common shares
 outstanding (diluted)                35,866,000        24,819,000       23,194,000
                                    ===============================================

Net loss per share - basic
 and diluted                        $       (.34)     $       (.16)    $       (.58)


--------------------------------------------------------------------------------
                                                                            F-72

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


14.  Earnings Per       (*) Due to Applied's loss from continuing  operations in
     Share              2000, 1999 and 1998, the incremental  shares issuable in
     Continued          connection with these  instruments are anti-dilutive and
                        accordingly not considered in the calculation.


15.  Related Party      The  Company  has  the  following material related party
     Transactions       transactions:

                        Effective September 20, 2000, Applied received a $500 loan from an affiliated individual. This loan matures on December 31, 2001 and bears interest at 9.75%, payable monthly. The note can be converted into Applied common shares at an exchange rate of one share for every $1.0625 of loan value. In addition, the Company issued a warrant to purchase 100,000 Applied common shares at $1.0625. The warrant expires September 20, 2002 and was valued at $89, which will be amortized to interest expense over the life of the related debt.

                        The  Company  at  December  31,  2000  has   obligations
                        relating to the purchase of 81% of DRM (see Notes 6, 9 and 10).

                        During the year ended December 31, 2000 a shareholder of the Company sold, at a discount, 1,000,000 common shares that it owned of Applied to individuals who loaned $500 to Applied. The discount amount of $500 was used to offset receivables from related parties and result in a net related party payable of $247.

                        The Company has receivables from entities under common control of $-0- and $265 at December 31, 2000 and 1999, respectively. The Company also has payables to related parties of $185 at both December 31, 2000 and 1999 recorded in accrued liabilities. The Company expensed as bad debt $109 of related party receivables during the year ended December 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-73

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


15.  Related Party      During 1996,  Applied  advanced an  aggregate  amount of
     Transactions       $1.5  million to  Lanxide  Performance  Materials,  Inc.
     Continued          ("LPM"),  a  wholly-owned  subsidiary  of Lanxide  Corp.
                        Lanxide is related to  Commodore by  substantial  common
                        ownership.  The promissory  notes became due on February
                        28, 1998.  At December  31, 1997 a $814 reserve  against
                        this receivable existed,  reducing the net receivable to
                        its  estimated  fair  value.  In  March  1998,   Applied
                        realized  this  receivable  by exchanging it for amounts
                        due  under  the  Intercompany  Convertible  Note  with a
                        carrying  value  of  $3,889.   In  connection  with  the
                        exchange, Applied issued a warrant to Commodore to purchase 514,000 shares of Common Stock at exercise price of $4.50 expiring August 2001. The $340 fair value of the warrant was recorded as additional paid-in capital.

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

                        As of September 28, 1998, carrying values of the Intercompany Notes were $5,660.


--------------------------------------------------------------------------------
                                                                            F-74

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



15.  Related Party      On September 28, 1998,  Applied  repaid all amounts owed
     Transactions       to  Commodore by  exchanging  i) its 87% interest in the
     Continued          Common Stock of  Separation,  ii) 20,909 shares of newly
                        created  Series  B  Convertible  Preferred  Stock,  iii)
                        10,189  shares  of newly  created  Series C  Convertible
                        Preferred  Stock,  iv)  20,391  shares of newly  created
                        Series  D  Convertible   Preferred   Stock,  v)  a  $357
                        receivable from Separation and vi) a modification of the
                        new  warrants   granted  in  connection  with  the  1998
                        Intercompany Notes reducing the exercise price to $1.50.
                        The value of the consideration given was less than the carrying amount of the Intercompany Notes. Accordingly, due to the relationships of the parties involved a $3,154 gain was recorded as a contribution to equity on debt restructuring as follows:

                        Carrying value of Intercompany Notes           $  5,660
                        Value of 87% interest in a receivable
                          from Separation                                   500
                        Value of Series B Convertible Preferred
                          Stock                                             813
                        Value of Series C Convertible Preferred
                          Stock                                             396
                        Value of Series D Convertible Preferred
                          Stock                                             792
                        Value of modification warrant                         5
                                                                       ---------
                        Value of consideration given                     (2,506)
                                                                       ---------

                        Equity contribution on debt restructuring      $  3,154
                                                                       =========

                        The value of the 87% interest in and receivables from Separation, Preferred Stock and modification of the warrant were determined by independent appraisal.

                        As of September 28, 1998, the carrying value of Applied's 87% interest in the Common Stock of Separation and Applied's $357 receivable from Separation was $(4,164). Accordingly, a $4,664 contribution to equity (representing the difference between the book value and the fair value of Applied's investment in Separation) on the sale of affiliate was also recorded in connection with the transaction.


--------------------------------------------------------------------------------
                                                                            F-75

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments        Operating Leases
     and                Applied and its subsidiaries  are committed  under  non-
     Contingencies      cancelable operating leases for  office  space and other
                        equipment. Future obligations under the leases are as follows:

                                   2001               $     258
                                   2002                      69
                                   2003                      64
                                   2004                      64
                                   2005                      11
                                                      ---------

                                                      $     466
                                                      =========

                        Rent expense approximated $403, $332 and $502 in 2000, 1999 and 1998, respectively.

                        Executive Bonus Plan
                        Applied has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of Applied are entitled to formula bonuses. Applied paid $622 of 1997 executive bonuses in January 1998. No bonuses are accrued at December 31, 2000 and 1999.

                        Litigation
                        Applied has matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operations.

                        Guarantee
                        The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to the Port of Baltimore contract. The Company was notified on June 28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, the Company's share will be. The maximum exposure is approximately $390.

--------------------------------------------------------------------------------
                                                                            F-76

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



17.  401(K)             The Company has  adopted a 401(K)  savings  plan for all
     Savings Plan       employees   who   qualify   as  to  age   and   service.
                        Contributions  by the  Company  are  discretionary.  The
                        Company  made  annual   contributions  to  the  plan  of
                        approximately  $48,  $91 and $108 during the years ended
                        December 31, 2000, 1999 and 1998, respectively.


18.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information," Applied has identified four reportable segments as follows:

                          1. CASI, which primarily provides various engineering, legal, sampling and public relations services to Government agencies on a cost plus basis.

                          2. Solution, which, through CASI, has equipment to treat mixed and hazardous waste through a patented process using sodium and anhydrous ammonia.

                          3. DRM from August 30, 2000 (date of acquisition) to December 31, 2000, which provides a package of services to help companies recover financial settlements from insurance policies to defray costs associated with environmental liabilities.

                          4. Separation, from January 1, 1998 to September 28, 1998 (date of sale to Commodore) (see Note 15), which provides water and contaminant separation by use of a patented process.

                        Common overhead costs are allocated between segments based on a record of time spent by executives.

                        Applied evaluates segment performance based on the segment's net income (loss). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Applied's foreign and export sales and assets located outside of the United States are not significant. Summarized financial information concerning Applied's reportable segments is shown in the following tables.


--------------------------------------------------------------------------------
                                                                            F-77

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



         2000                                                                                         Corporate
         ----                                                                                          Overhead
                                         Total           CASI         Solution           DRM           & Other
                                  --------------------------------------------------------------------------------

Revenue                             $       20,631  $      16,786  $          271  $         3,574  $           -

Costs and expenses:
     Cost of sales                          14,452         13,962             490                -              -
     Research and development                  993              -             993                -              -
     General and administrative              6,989          2,355             504            1,761          2,369
     Depreciation and
       amortization                          1,471              -             378               12          1,081
     Impairment of goodwill                  6,586              -               -                -          6,586
     Minority interest                         341              -               -                -            341
                                  --------------------------------------------------------------------------------

         Total costs and expenses           30,832         16,317           2,365            1,773         10,377
                                  --------------------------------------------------------------------------------

Income (loss) from operations              (10,201)           469          (2,094)           1,801        (10,377)

Interest income                                 67              -               -               10             57
Interest expense                            (1,307)          (123)            (86)             (12)        (1,086)
Equity in losses of
  unconsolidated subsidiary                      -              -               -                -
Income taxes                                     -              -               -                -              -
                                  --------------------------------------------------------------------------------

Net income (loss)                   $      (11,441) $         346  $       (2,180) $         1,799  $     (11,406)
                                  --------------------------------------------------------------------------------

Total assets                        $       37,473  $       4,255  $        1,724  $         2,562  $      28,932
                                  --------------------------------------------------------------------------------

Expenditures for long-lived
  assets                            $          302  $          40  $          132  $           130  $           -
                                  --------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-78

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




         1999                                                                                  Corporate
         ----                                                                                  Overhead
                                                  Total           CASI        Solution          & Other
                                            -----------------------------------------------------------------

Revenue                                     $        18,147  $      17,973 $         174  $                -

Costs and expenses:
     Cost of sales                                   16,127         15,865           262                   -
     Research and development                         1,145              -         1,145                   -
     General and administrative                       4,037          1,428           175               2,434
     Depreciation and
       amortization                                     696             64           247                 385
     Minority interest                                    -              -             -                   -
                                            -----------------------------------------------------------------

         Total costs and expenses                    22,005         17,357         1,829               2,819
                                            -----------------------------------------------------------------

Income (loss) from operations                        (3,858)           616        (1,655)             (2,819)

Interest income                                          39              -             -                  39
Interest expense                                       (166)          (103)          (63)                  -
Equity in losses of
  unconsolidated subsidiary                               -              -             -                   -
Income taxes                                              -              -             -                   -
                                            -----------------------------------------------------------------

Net income (loss)                           $        (3,985) $         513 $      (1,718) $           (2,780)
                                            -----------------------------------------------------------------

Total assets                                $        16,047  $       4,108 $       2,035  $           11,713
                                            -----------------------------------------------------------------

Expenditures for long-lived
  assets                                    $           353  $          12 $         337  $                4
                                            -----------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-79

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



         1998                                                      Separation
         ----                                                       (Through                         Corporate
                                                                 September 28,                        Overhead
                                        Total          CASI          1998)            Solution        & Other
                                  -------------------------------------------------------------------------------

Revenue                            $       17,470  $    17,346 $              18 $               - $         106

Costs and expenses:
     Cost of sales                         15,421       14,986                 -               375            60
     Research and development               2,722            -             1,169             1,320           233
     General and administrative             8,188        1,835             1,896               440         3,947
     Depreciation and
       amortization                         1,150          103               287               422           338
     Minority interest                        300            -               300                 -             -
                                  -------------------------------------------------------------------------------

         Total costs and expenses          27,711       16,924             3,652             2,557         4,578
                                  -------------------------------------------------------------------------------

Income (loss) from operations             (10,241)         422            (3,634)           (2,557)       (4,472)

Interest income                               337            1                94                 -           242
Interest expense                           (1,066)        (125)                -                 -          (941)
Equity in losses of
  unconsolidated subsidiary                (2,383)           -                 -                 -        (2,383)
                                  -------------------------------------------------------------------------------

Net (loss) income                  $      (13,353) $       298 $          (3,540)$          (2,557)$      (7,554)
                                  -------------------------------------------------------------------------------

Total assets                       $       15,617  $     3,506 $               - $           1,932 $      10,179
                                  -------------------------------------------------------------------------------

Expenditures for long-lived
  assets                           $        2,704  $       135 $             762 $           1,669 $         138
                                  -------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-80

                                            COMMODORE APPLIED TECHNOLOGIES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


20.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  Date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all  derivatives as assets or liabilities
                        in the statement of financial  position and  measurement
                        of  those   instruments  at  fair  value.  SFAS  133  is
                        effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.



--------------------------------------------------------------------------------
                                                                            F-81