Form 10-Q
period 2001-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2001-05-15
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--       OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001
                                       OR
--       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     87-0275043
          --------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                          Number)


        150 East 58th Street,                            10155
         New York, New York                              -----
       ---------------------                           (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800
                                                           --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----     ------

         Number of shares of common stock outstanding at May 10, 2001 (latest practicable date):

                       Issued and Outstanding: 80,796,477

                       PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   March 31,       December 31,
                                                      2001             2000
                                                   ---------       ------------
                                                  (unaudited)


ASSETS


Cash and cash equivalents                          $     39          $     22
Restricted cash and certificates of deposits            235               233
                                                   --------          --------

        TOTAL CURRENT ASSETS                            274               255

Other receivables                                       100               100
Investments and advances                                 90               154
Property and equipment, net                              26                27
Other assets                                             18                18
                                                   --------          --------

        TOTAL ASSETS                               $    508          $    554
                                                   ========          ========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   March 31,       December 31,
                                                      2001             2000
                                                   ---------       ------------
                                                  (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $    259          $    449
  Due to related parties                              3,082             2,660
  Deposits                                              263               263
  Other accrued liabilities                           1,754             1,261
  Bond payable                                            -             4,000
                                                   --------          --------

        TOTAL CURRENT LIABILITIES                     5,358             8,633

Promissory note to related party                      2,250             2,250
                                                   --------          --------

        TOTAL LIABILITIES                             7,608            10,883

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                33                33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,477
    and 63,996,476                                      808               640
  Additional paid in capital                         49,320            48,480
  Accumulated deficit                               (57,236)          (59,457)
                                                   --------          --------
                                                     (7,075)          (10,304)
  Less cost of 506,329 shares of common stock
    held in treasury                                    (25)              (25)
                                                   --------          --------

        TOTAL STOCKHOLDERS' DEFICIT                  (7,100)          (10,329)
                                                   --------          --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    508          $    554
                                                   ========          ========


    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                        Three months ended
                                                            March 31,
                                                      ----------------------
                                                      2001              2000
                                                      ----              ----
                                                           (unaudited)

REVENUES
  Contract revenues                                $      -          $      8

COSTS AND EXPENSES
Cost of sales                                             -                40
Research and development                                  -                64
General and administrative                              261               546
  Depreciation and amortization                           1               114
                                                   --------          --------
        Total costs and expenses                        262               764
                                                   --------          --------

LOSS FROM OPERATIONS                                   (262)             (756)

Interest income                                           2                 -
Other income                                              -                46
Interest expense                                        (95)             (130)
Gain on exchange of investment                        2,576                 -
Equity in losses from unconsolidated
  subsidiary                                              -              (406)
Minority interest                                         -               319
                                                   --------          --------

INCOME FROM CONTINUING OPERATIONS                     2,221              (927)

Gain from disposition of discontinued
  operations                                              -             1,569
Loss from discontinued operations                         -              (135)
Net gain from discontinued operations                     -             1,434
                                                   --------          --------

NET INCOME                                         $  2,221          $    507
                                                   ========          ========

NET INCOME (LOSS) PER SHARE - BASIC
 (Based on weighted average shares in 2001
  and 2000 of 71,890,000 and 62,290,000)
  Continuing operations                            $    .03          $   (.01)
  Discontinued operations                                 -               .02
                                                   --------          --------

     Total                                         $    .03          $    .01
                                                   ========          ========

NET INCOME (LOSS) PER SHARE _ DILUTED
 (Based on weighted average shares in 2001
  and 2000 of 71,890,000 and 68,005,000)
  Continuing operations                            $    .03          $   (.01)
  Discontinued operations                                 -               .02
                                                   --------          --------

     Total                                         $    .03          $    .01
                                                   ========          ========

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                          2001         2000
                                                        --------    ----------
                                                             (unaudited)


OPERATING ACTIVITIES
  Net income                                            $  2,221    $      507
    Loss from discontinued operations                          -           135
    Gain from disposition of discontinued operations           -        (1,569)
    Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                            1           114
      Gain on exchange of investment                      (2,576)
      Undistributed losses of unconsolidated
       subsidiary                                              -           406
      Provision for losses on investments                      -           106
      Minority interest                                        -          (319)
      Decrease in investment                                  64             -
   Increase (decrease) in:
      Accounts payable and accrued liabilities              (113)          (15)
                                                        --------    ----------
   Net cash used in continuing operations                   (403)         (635)
   Net cash used in discontinued operations                    -          (184)
                                                        --------    ----------

         NET CASH USED IN OPERATING ACTIVITIES              (403)         (819)
                                                        --------    ----------

INVESTING ACTIVITIES
  Payments received on receivables                             -           221
  Increase in restricted cash                                 (2)            -
  Proceeds from sale of oil and gas lease                      -            98
  Purchase of patents                                          -            (7)
                                                        --------    ----------
  Net cash from investing activities - continuing             (2)          312
  Net cash from investing activities - discontinued            -         1,589
                                                        --------    ----------

         NET CASH PROVIDED BY INVESTING ACTIVITIES            (2)        1,901
                                                        --------    ----------

FINANCING ACTIVITIES
  Advances from related party                                422             -
  Payments to related parties, net                             -        (1,109)
                                                        --------    ----------
  Net cash from (used in) financing
    activities - continuing                                  422        (1,109)
  Net cash from (used in) financing
    activities - discontinued                                  -             -
                                                        --------    ----------

         NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                          422        (1,109)
                                                        --------    ----------

INCREASE (DECREASE) IN CASH                                   17           (27)
  Cash at beginning of period                                 22            30
                                                        --------    ----------
CASH AT END OF PERIOD                                   $     39    $        3
                                                        ========    ==========

           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2001


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2000

B - Contingencies

         The Company has matters of litigation arising in the ordinary course of its business which in the opinion of management will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operation
         --------------------

General
-------

         The current principal business of the Company is to invest in environmental technology companies which consist of its 16.6% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 87% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business is to separate and extract various solubilized materials from liquid streams.

         In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business")

         Polymer Technologies was incorporated in Delaware on March 3, 1998, and from March 3, 1998 to March 6, 2000, had generated approximately $80,000 in aggregate revenues. Due to the limited success in expanding its sales, the Company believed that the CERASET License, CERASET Business and CERASET Trademark have a nominal value and was written down to $100,000 as of December 31, 1998. In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust (an entity with common majority ownership) for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net book value of approximately $20,000.

Results from Operations
-----------------------

         Revenues were $0 for the three months ended March 31, 2001 compared to $8,000 for the three months ended March 31, 2000. Such revenues for 2000 were primarily due to the Company's operations at its Separation subsidiary. Separation has no ongoing operations as of December 31, 2000.

         For the three months ended March 31, 2000, the Company had incurred $40,000 of expenses, primarily relating to cost of sales relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

         For the three months ended March 31, 2000, the Company incurred research and development costs of $64,000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset.

         General and administrative expenses for the three months ended March 31, 2001 were $261,000 as compared to $546,000 for the three months ended March 31, 2000. General and Administrative expenses for Separation were $151,000 for the three months ended March 31, 2000 as compared to $5,000 for the three months ended March 31, 2001. In addition, there was a reduction of approximately $100,000 in professional and consulting fees in the first quarter of 2001 as compared to the first quarter of 2000.

         Depreciation and amortization decreased from $114,000 for the three months ended March 31, 2000 to $1,000 for the three months ended March 31, 2001.

         In 2001, the Company recognized a gain on the transfer of common stock of Applied of $2,576,000. Such stock was transferred to the bondholder as collateral for indebtedness. The cost basis of such stock was $64,000 and the market value on date of transfer was $2,640,000. In addition, the Company transferred 16,800,000 shares of its own common stock as additional collateral. The market value of such stock was credited to common stock and additional paid in capital.

         Other income was $0 for the three months ended March 31, 2001 as compared to $46,000 for the three months ended March 31, 2000. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

         Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $319,000 for the three months ended March 31, 2000.

         Equity in losses from unconsolidated subsidiary for the three months ended March 31, 2000 was $406,000. The loss relates to the operations of Applied. With the transfer of Applied shares to the bondholder, as described above, the Company's investment in Applied was reduced to 16.6% and is accounted for on the basis of lower of cost or market with no effect on operations for the period.

         On March 6, 2000, the Company sold Polymer Technologies to the Blum Technology Trust (an entity with common majority ownership) for $1,588,902. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $20,000. In connection therewith, the Company recorded a gain on disposition of discontinued operations of $1,569,000. Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the three months ended March 31, 2000.

         The Company had net income of $2,221,000 for the three-month period ended March 31, 2001 as compared to net income of $507,000 for the three-month period ended March 31, 2000. The results for the three month period ended March 31, 2000 included a gain on disposition of discontinued operations of $1,569,000. The Company recorded a net income from continuing operations of $2,221,000 for the three months ended March 31, 2001 as compared to a net loss from continuing operations of $927,000 for the three month period ended March 31, 2000. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At March 31, 2001, the Company had a working capital deficit of $5,084,000 as compared to a working capital deficit of $8,378,000 at the December 31, 2000. The Company did not declare or pay dividends on its Series AA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2001 to satisfy its current operating requirements. As of March 31, 2001, the majority shareholder has advanced a net $2,509,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.


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

ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults upon Senior Securities

         The Company received a notice of default from its bondholder and upon receipt of such notice transferred collateral consisting of 16,800,000 shares of its common stock and 6,000,000 shares of Applied's common stock.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - none

         (b) Reports on Form 8-K - On February 23, 2001, the Company filed with the Securities and Exchange Commission, the Company's Current Report on Form 8-K, dated February 6, 2001 with respect to the transfer of collateral to the bondholder upon a notice of default.

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

Date:   May 11, 2001