Form 10-Q
period 2001-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2001-08-13
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--                OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--                OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                               87-0275043
    ------------------------------           -------------------------------
   (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)

         150 East 58th Street,                               10155
          New York, New York                              ----------
        ---------------------                             (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      --      --

     Number of shares of common stock outstanding at August 3, 2001 (latest practicable date):

     Issued and Outstanding: 80,796,477
                            -----------






                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                     June 30,    December 31,
                                                        2001         2000
                                                     ---------   -----------
                                                    (unaudited)

ASSETS


Cash and cash equivalents                           $    35       $    22
Restricted cash and certificates of deposits              -           233
                                                    -------       -------

                  TOTAL CURRENT ASSETS                   35           255
                                                    -------       -------

Other receivables                                       100           100
Investments and advances                                 90           154
Property and equipment ,net                              25            27
Other assets                                             18            18
                                                    -------       -------

          TOTAL ASSETS                              $   268       $   554
                                                    =======       =======

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                     June 30,    December 31,
                                                        2001         2000
                                                     ---------   -----------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $  446       $   449
  Due to related parties                              3,366         2,660
  DepositS                                               53           263
  Other accrued liabilities                           1,574         1,261
  Bond payable                                            -         4,000
                                                    -------       -------

                  TOTAL CURRENT LIABILITIES           5,439         8,633

Promissory note to related party                      2,250         2,250
                                                    -------       -------

                  TOTAL LIABILITIES                   7,689        10,883

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                33            33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,477 and               808           640
    63,996,477
  Additional paid in capital                         49,320        48,480
  Accumulated deficit                               (57,557)      (59,457)
                                                    -------       -------

                                                     (7,396)      (10,304)
  Less cost of 506,329 shares of common stock
    held in treasury                                    (25)          (25)
                                                    -------       -------

                  TOTAL STOCKHOLDERS' DEFICIT        (7,421)      (10,329)
                                                    -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $   268       $   554
                                                    =======       =======

         See notes to condensed consolidated financial statements.



             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                              Three months ended  Six months ended
                                                                   June 30,          June 30,
                                                              ----------------   -----------------
                                                                2001      2000     2001       2000
                                                              -------  -------   -------   -------
                                                                          (unaudited)
REVENUES
  Contract revenues                                           $   -     $   59    $   -     $   67

COSTS AND EXPENSES
  Cost of sales                                                   -         54        -         94
  Research and development                                        -         46        -        110
  General and administrative                                     227       574       488     1,120
  Impairment of long lived assets                                 -        170        -        170
  Reserve for inventory obsolesence                               -        519        -        519
  Depreciation and amortization                                    1       118         2       232
                                                              ------    ------    ------    ------
  Total costs and expenses                                       228     1,481       490     2,245

LOSS FROM OPERATIONS                                            (228)   (1,422)     (490)   (2,178)
                                                              ------    ------    ------    ------

Interest income                                                    2        -          4        -
Other income                                                      -         -        -          46
Interest expense                                                 (95)     (130)     (190)     (260)
Gain on exchange of investment                                    -         -      2,576        -
Equity in losses from unconsolidated
  subsidiary                                                      -       (528)       -       (934)
Minority interest                                                 -         -         -        319
                                                              ------    ------    ------    ------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                   (321)   (2,080)    1,900    (3,007)
                                                              ------    ------    ------    ------
Gain from disposition of discontinued
  operations                                                      -         -         -      1,569
Loss from discontinued operations                                 -         -         -       (135)
Net gain from discontinued operations                             -         -         -      1,434
                                                              ------    ------    ------    ------

NET INCOME (LOSS)                                            $  (321)  $(2,080)  $ 1,900  $ (1,573)
                                                              ======    ======    ======    ======

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
 (Based on weighted average shares in 2001 of 80,290,000 and 76,090,000 and in 2000 of
  62,490,000 and 62,390,000)

  Continuing operations                                      $    -    $  (.03)  $   .03  $   (.05)
                                                              ======    ======    ======    ======
  Discontinued operations                                         -         -         -        .02
                                                              ======    ======    ======    ======

     Total                                                   $    -    $  (.03)  $   .03  $   (.03)
                                                              ======    ======    ======    ======

    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                     Six months ended June 30,
                                                     -------------------------
                                                          2000     1999
                                                     ----------  --------
                                                           (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                    $  1,900  $(1,573)
    Loss from discontinued operations                        -       135
    Gain from disposition of discontinued operations         -    (1,569)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                           2      232
            Gain on exchange of investment               (2,576)      -
      Undistributed losses of unconsolidated
                   subsidiary                                -       934
      Impairment of long lived assets                        -       170
      Reserve for inventory obsolesence                      -       519
      Write off of leasehold improvements                    -        85
      Provision for losses on investments                    -       206
            Minority interest                                -      (319)
            Decrease in investment                           64       -
   Decrease (Increase) in:
      Accounts receivable                                    -       (49)
   Increase (decrease) in:
      Deposits                                             (210)      -
      Accounts payable and
       accrued liabilities                                 (106)      83
                                                        -------  -------

   Net cash used in continuing operations                  (926)  (1,146)
   Net cash used in discontinued operations                  -      (184)
                                                        -------  -------
             NET CASH USED IN OPERATING ACTIVITIES         (926)  (1,330)
                                                        -------  -------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Continued)


                                                     Six months ended June 30,
                                                     -------------------------
                                                          2000     1999
                                                     ----------  --------
                                                           (unaudited)


INVESTING ACTIVITIES
  Payments received on receivables                           -       221
  Sale of equipment                                          -       228
  Proceeds from sale of oil and gas lease                    -        98
  Decrease in restricted cash                               233       -
  Purchase of patents                                        -        (8)
  Net cash provided by investing
    activities - continuing                                 233      539
  Net cash from investing activities - discontinued          -     1,589
                                                        -------  -------
          NET CASH PROVIDED BY
          INVESTING ACTIVITIES                              233    2,128
                                                        -------  -------

FINANCING ACTIVITIES
  Advances from related party                               706       -
  Payments to related parties, net                           -      (801)
  Net cash provided by (used in) financing
    activities - continuing                                 706     (801)
  Net cash provided by (used in) financing
    activities - discontinued                                -        -
                                                        -------  -------
           NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                       706     (801)
                                                        -------  -------
INCREASE (DECREASE) IN CASH                                  13       (3)
Cash at beginning of period                                  22       30
                                                        -------  -------
CASH AT END OF PERIOD                                    $   35   $   27
                                                        =======  =======




         See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2001

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     In March 1998, the Company, through its wholly-owned subsidiary Commodore Polymer Technologies, Inc., ("Polymer Technologies"), purchased the business (consisting of customer, supplier and industry relationships) related to the ceramic polymer known as CERASET (the "CERASET Business")

     Polymer Technologies was incorporated in Delaware on March 3, 1998, and from March 3, 1998 to March 6, 2000, had generated approximately $80,000 in aggregate revenues. Due to the limited success in expanding its sales, the Company believed that the CERASET License, CERASET Business and CERASET Trademark have a nominal value and was written down to $100,000 as of December 31, 1998. In March 2000, the Company sold Polymer Technologies to the Blum Technology Trust (an entity with common majority ownership) for $1,588,902. In connection therewith, the Company recorded a gain on disposition of discontinued operations of $1,569,000 from a related party. The consideration was determined to be a good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net book value of approximately $20,000.

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

     In the second quarter of 2001, the Port of Baltimore called the letters of credit for $210,000. In order to satisfy the obligation, the Company liquidated the certificates of deposit which collateralized the letters of credit.

Results from Operations

     Revenues, cost of sales and research and development expenses for 2001 and 2000 relate to the Company's Separation subsidiary. Currently, Separation has no ongoing operations.

     Revenues were $0 for the three months ended June 30, 2001 compared to $59,000 for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $0 as compared to $67,000 for the six months ended June 30, 2000. Such revenues for 2000 were primarily due to Separation's commencement of operations for a new customer, for which the job was completed in the second quarter of 2000.

     For the three months ended June 30, 2001, the Company had incurred $0 in cost of sales as compared to $54,000 for the three months ended June 30, 2000. For the six month period ended June 30, 2001, cost of sales were $0 as compared to $94,000 for the six month period ended June 30, 2000. Cost of sales relate to Separation. These costs included labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

     For the three months ended June 30, 2001, the Company incurred research and development costs of $0, as compared to $46,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company incurred $0 as compared to $110,000 for the six month period ended June 30, 2000. Research and development costs included salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred.

     General and administrative expenses for the three months ended June 30, 2001 were $227,000 as compared to $574,000 for the three month period ended June 30, 2000. General and administrative expenses for the six month period ended June 30, 2001 were $488,000 as compared to $1,120,000 for the six months ended June 30, 2000. The decreases are primarily due to the reduction of expenses at the Company's Separation subsidiary which ceased operations in December of 2000.

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

         Other income was $0 for the six months ended June 30, 2001 as compared to $46,000 for the six months ended June 30, 2000. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

         Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $319,000 for the six months ended June 30, 2000.

         Equity in losses from unconsolidated subsidiary for the three months ended June 30, 2001 was $0 as compared to $528,000 for the three months ended June 30, 2000. The losses relate to the operations of Applied. For the six months ended June 30, 2001, equity in losses from unconsolidated subsidiary was $0 as compared to $934,000 for the six months ended June 30, 2000. In January 2001, the Company's investment in Applied fell below 20% and therefore the investment is now carried under the cost method.

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

         Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the six months ended June 30, 2000.

         The Company had a net loss of $321,000 for the three-month period ended June 30, 2001 as compared to a net loss of $2,080,000 for the three-month period ended June 30, 2000. For the six months ended June 30, 2001, the Company had net income of $1,900,000 as compared to a net loss of $1,573,000 for the six months ended June 30, 2000. The results for the six month period ended June 30, 2001 included a gain on exchange of investment of $2,576,000. The results for the six month period ended June 30, 2000 included a gain on disposition of discontinued operations of $1,569,000. The Company recorded a net loss from continuing operations of $321,000 for the three months ended June 30, 2001 as compared to a net loss from continuing operations of $2,080,000 for the three month period ended June 30, 2000. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At June 30, 2001, the Company had a working capital deficit of $5,404,000 as compared to a working capital deficit of $8,378,000 at the December 31, 2000. The Company did not declare or pay dividends on its Series AA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2001 to satisfy its current operating requirements. As of June 30, 2001, the majority shareholder has advanced a net $2,723,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses

         The Company has net operating loss carryforwards which expire in the years 2001 through 2019. The amount of net operating loss carry- forward that can be used in any one year is limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Forward-Looking Statements

         Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objective for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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

                           (a)  Exhibits - 27 - None


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




















Date:   August 13, 2001