Form 10-Q
period 2001-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2001-11-14
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
                                       OR

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


       Registrant's telephone number, including area code (212) 308-5800
                                                           -------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      X       NO


        Number of shares of common stock outstanding at October 10, 2001 (latest practicable date):

                       Issued and Outstanding: 80,796,477
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                September 30,       December 31,
                                                   2001                2000
                                               -------------       -------------
                                                (unaudited)

ASSETS


Cash and cash equivalents                       $         33       $         22
Restricted cash and certificates of deposits               -                233
                                                ------------       -------------
          TOTAL CURRENT ASSETS                            33                 25

Other receivables                                        100                100
Investments and advances                                  90                154
Property and equipment, net                               24                 27
Other assets                                              18                 18
                                                ------------       -------------

          TOTAL ASSETS                          $        265       $        554
                                                ============       =============

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                September 30,       December 31,
                                                   2001                2000
                                               -------------       -------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $        504       $        449
  Due to related parties                               3,620              2,660
  Deposits                                                53                263
  Other accrued liabilities                            1,574              1,261
  Bond payable                                             -              4,000
                                                ------------       -------------

          TOTAL CURRENT LIABILITIES                    5,751              8,633

Promissory note to related party                       2,250              2,250
                                                ------------       -------------

          TOTAL LIABILITIES                            8,001             10,883

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                 33                 33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,477 and                808                640
    63,996,477
  Additional paid in capital                          49,320             48,480
  Accumulated deficit                                (57,872)           (59,457)
                                                ------------       -------------

                                                      (7,711)           (10,304)
  Less cost of 506,329 shares of common stock
    held in treasury                                     (25)               (25)
                                                ------------       -------------

          TOTAL STOCKHOLDERS' DEFICIT                 (7,736)           (10,329)
                                                ------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $        265       $        554
                                                ============       =============


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                 Three months ended         Nine months ended
                                                    September 30,             September 30,
                                                 -------------------     ---------------------
                                                   2001        2000        2001        2000
                                                   ----        ----        ----        ----
                                                      (unaudited)             (unaudited)
REVENUES
  Contract revenues                              $      -   $      -     $      -   $       67

COSTS AND EXPENSES
  Cost of sales                                         -         13            -          107
  Research and development                              -          5            -          115
  General and administrative                          219        198          707        1,033
  Impairment of long lived assets                       -          -            -          255
  Reserve for inventory obsolesence                     -          -            -          519
  Depreciation and amortization                         1          4            3          236
                                                 --------   --------     --------   ----------

     Total costs and expenses                         220        220          710        2,265
                                                 --------   --------     --------   ----------

LOSS FROM OPERATIONS                                 (220)      (220)        (710)      (2,198)
                                                 --------   --------     --------   ----------

Interest income                                         -          2            4            2
Other income                                            -          -            -           46
Interest expense                                      (95)      (130)        (285)        (390)
Gain on sale of subsidiary stock                        -         77            -           77
Gain on exchange of investment                          -          -        2,576            -
Equity in losses from unconsolidated
    subsidiary                                          -       (925)           -       (2,059)
Minority interest                                       -          -            -          319
                                                 --------   --------     --------   ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                        (315)    (1,196)       1,585       (4,203)

Gain from disposition of discontinued
  operations                                            -          -            -        1,569
Loss from discontinued operations                       -          -            -         (135)
                                                 --------   --------     --------   ----------

Net gain from discontinued
  operations                                            -          -            -        1,434
                                                 --------   --------     --------   ----------

NET INCOME (LOSS)                                $   (315)  $ (1,196)    $  1,585   $   (2,769)
                                                 ========   ========     ========   ==========
NET INCOME (LOSS) PER SHARE -
BASIC AND DILUTED
 (Based on weighted average shares in 2001 of
  80,796,000 and 78,573,000 and in 2000 of
  63,240,000 and 62,710,000)

      Continuing operations                      $      -   $   (.02)    $    .02   $     (.07)
      Discontinued operations                           -          -            -          .02
                                                 --------   --------     --------   ----------


               Total                             $      -   $   (.02)    $    .02   $     (.05)

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2001         2000
                                                        ---------   ------------
                                                              (unaudited)

OPERATING ACTIVITIES
   Net income (loss)                                    $   1,585   $    (2,769)
    Loss from discontinued operations                           -           135
    Gain from disposition of discontinued operations            -        (1,569)
    Gain on sale of subsidiary stock                                        (77)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                             3           236
      Gain on exchange of investment                       (2,576)            -
      Undistributed losses of unconsolidated
         subsidiary                                             -         2,059
      Impairment of long lived assets                           -           255
      Reserve for inventory obsolesence                         -           519
      Minority interest                                         -          (319)
   Decrease in investment                                      64             -
   Decrease (Increase) in:
      Accounts receivable                                       -            (6)
   Increase (decrease) in:
      Deposits                                               (210)            -
      Accounts payable and accrued liabilities                (48)           54
                                                        ---------   ------------
   Net cash used in continuing operations                  (1,182)       (1,482)
   Net cash used in discontinued operations                     -             -
                                                        ---------   ------------

   NET CASH USED IN OPERATING ACTIVITIES                   (1,182)       (1,482)
                                                        ---------   ------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Continued)

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2001         2000
                                                        ---------   ------------
                                                              (unaudited)
INVESTING ACTIVITIES
  Payments received on receivables                              -           221
  Proceeds from sale of oil and gas lease                       -            98
  Proceeds from sale of subsidiary stock                        -            26
  Redemption of certificate of deposit                        233            50
  Purchase of patents                                           -            (8)
                                                        ---------   ------------
  Net cash provided by investing
    activities - continuing                                   233           387
  Net cash from investing activities - discontinued             -             -
                                                        ---------   ------------
          NET CASH PROVIDED BY
          INVESTING ACTIVITIES                                233           387
                                                        ---------   ------------

FINANCING ACTIVITIES
  Advances from related party                                 960         1,181
                                                        ---------   ------------
  Net cash provided by (used in) financing
    activities - continuing                                   960         1,181
  Net cash provided by (used in) financing
    activities - discontinued                                   -             -
                                                        ---------   ------------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                 960         1,181
                                                        ---------   ------------

INCREASE (DECREASE) IN CASH                                    11            86
Cash at beginning of period                                    22            30
                                                        ---------   ------------
CASH AT END OF PERIOD                                   $      33   $       116
                                                        =========   ============

            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2001

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

ITEM 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operation
        ----------------------------------

General
-------

         The current principal business of the Company is to invest in environmental technology companies which consist of its 15% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 85% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business is to separate and extract various solubilized materials from liquid streams.

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

         There were no revenues for the three months ended September 30, 2001 and for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $0 as compared to $67,000 for the nine months ended September 30, 2000. Such revenues for 2000 were primarily due to Separation's commencement of operations for a new customer, for which the job was completed in the second quarter of 2000.

         For the three months ended September 30, 2001, the Company had incurred $0 in cost of sales as compared to $13,000 for the three months ended September 30, 2000. For the nine month period ended September 30, 2001, cost of sales were $0 as compared to $107,000 for the nine month period ended September 30, 2000. Cost of sales relate to Separation. These costs included labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

         For the three months ended September 30, 2001, the Company incurred research and development costs of $0, as compared to $5,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company incurred $0 as compared to $115,000 for the nine month period ended September 30, 2000. Research and development costs included salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three months ended September 30, 2001 were $219,000 as compared to $198,000 for the three month period ended September 30, 2000. General and administrative expenses for the nine month period ended September 30, 2001 were $707,000 as compared to $1,033,000 for the nine months ended September 30, 2000. The decrease for the nine months ended is primarily due to the reduction of expenses at the Company's Separation subsidiary which ceased operations in December of 2000.

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

         As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $170,000 and a write off of leasehold improvements of $85,000 in the period ended September 30, 2000.

         Other income was $0 for the nine months ended September 30, 2001 as compared to $46,000 for the nine months ended September 30, 2000. Other income relates to the collection of an outstanding receivable, which had been written off in a previous period. The amount collected was in excess of the carrying value of the receivable.

         Minority interest reflects the portion of the consolidated results of the Company which relate to minority shareholders of Separation. The Company recorded minority interest income of $319,000 for the nine months ended September 30, 2000.

         Equity in losses from unconsolidated subsidiary for the three months ended September 30, 2001 was $0 as compared to $925,000 for the three months ended September 30, 2000. The losses relate to the operations of Applied. For the nine months ended September 30, 2001, equity in losses from unconsolidated subsidiary was $0 as compared to $2,059,000 for the nine months ended September 30, 2000. In January 2001, the Company's investment in Applied fell below 20% and therefore the investment is now carried under the cost method.

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

         Loss from discontinued operations relating to Polymer Technologies amounted to $135,000 for the nine months ended September 30, 2000.

         The Company had a net loss of $315,000 for the three-month period ended September 30, 2001 as compared to a net loss of $1,196,000 for the three-month period ended September 30, 2000. For the nine months ended September 30, 2001, the Company had net income of $1,585,000 as compared to a net loss of $2,769,000 for the nine months ended September 30, 2000. The results for the nine month period ended September 30, 2001 included a gain on exchange of investment of $2,576,000. The results for the nine month period ended September 30, 2000 included a gain on disposition of discontinued operations of $1,569,000. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At September 30, 2001, the Company had a working capital deficit of $5,718,000 as compared to a working capital deficit of $8,378,000 at the December 31, 2000. The Company did not declare or pay dividends on its Series AA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2001 to satisfy its current operating requirements. As of September 30, 2001, the majority shareholder has advanced a net $2,956,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 6 . Exhibits and Reports on Form 8-K

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



Date:   November 14, 2001