Form 10-K
period 2001-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2002-04-01
CIK 71528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-10054

                     Commodore Environmental Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                    87-0275043
           (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)                 Identification No.)

           150 East 58th Street, Suite 3238
           New York, New York                                    10155
        (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 308-5800

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
         Title of Each Class                               on Which Registered
         -------------------                              ---------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 27, 2002 with an aggregate market value of approximately $275,000 (based upon the average of the bid and asked prices of the Common Stock on March 27, 2002 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of March 27, 2001, 80,796,476 shares of the registrant's Common Stock were outstanding.

                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE ENVIRONMENTAL SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................3


     ITEM 1.      BUSINESS........................................................................................3

                  General.........................................................................................3
                  Research and Development........................................................................5
                  Intellectual Property...........................................................................5
                  Environmental Regulation........................................................................5
                  Employees.......................................................................................6

     ITEM 2.      PROPERTIES......................................................................................6


     ITEM 3.      LEGAL PROCEEDINGS...............................................................................6


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6


PART II...........................................................................................................7


     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................7

                  Market Information..............................................................................7
                  Dividend Information............................................................................7

     ITEM 6.      SELECTED FINANCIAL DATA.........................................................................8


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........9

                  Overview........................................................................................9
                  Results of Operations.......................................................................... 9
                  Liquidity and Capital Resources................................................................11
                  Net Operating Loss Carryforwards...............................................................12
                  New Accounting Pronouncements..................................................................12
                  Forward-Looking Statements.....................................................................12

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................13


     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................13


     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........13


PART III.........................................................................................................14


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................14

                  Executive Officers and Directors...............................................................14
                  Compensation of Directors......................................................................15
                  Compliance with Section 16(a) of the Exchange Act..............................................15

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................16

                  Summary Compensation...........................................................................16
                  Stock Options..................................................................................17
                  Compensation Committee Interlocks and Insider Participation....................................18

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................20


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................21

                  Sale of Polymer Technologies...................................................................21

PART IV..........................................................................................................22


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................22


SIGNATURES.......................................................................................................26

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-------  ---------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of March 27, 2002, the Company owned approximately 15% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)"), (ii) the settlement of complex, long-tail and latent insurance claims by utilizing a series of tools including an internally developed risk modeling program ("FOCUS(TM)"), and (iii) providing services related to environmental management for on-site and off-site identification, investigation remediation and management of hazardous, mixed and radioactive waste.

         Effective as of September 28, 1998, the Company, through its wholly owned subsidiary, Commodore Environmental Services LLC, acquired from Applied approximately 87% (currentlty 85%) of the outstanding common stock of Commodore Separation Technologies, Inc. ("Separation"), a publicly traded company and former operating subsidiary of Applied. Separation has developed its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its research and development program, the Company believed that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         In December 1997 and February 1998, Separation was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake
Bay. Prior to these awards, Separation had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream pass through, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, Separation also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. Separation's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

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

         In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $227,000 of lab equipment and furniture and fixtures to the Company, the owner of 85% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded an impairment reserve totaling $949,000 for inventory obsolescence, long-lived assets and intangible assets in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company had no ongoing operations since December 31, 2000.

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

         From March 3, 1998 through March 6, 2000, CERASET had generated approximately $80,000 in revenue. Due to the limited success in expanding its sales, the Company believes that the CERASET License, CERASET Business and CERASET Trademark have a nominal value. In 1998 the CERASET License, CERASET Business and CERASET Trademark was written down to its estimated recoverable value of $100,000.

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

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. The Company realized a gain of $1,568,000 from the sale to a related party. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 2000 and 1999 and the years then ended.

         The Company was originally incorporated in Utah in 1967. The Company was reincorporated in Delaware in August 1988. As used in this Annual Report, and except as the context otherwise requires, "Applied" means Commodore Applied Technologies, Inc. and its subsidiaries, including Solution, Advanced Sciences and CFC Technologies. The Company's principal executive offices are located at 150 East 58th Street, Suite 3238, New York, New York 10155, and its telephone number at that address is (212) 308-5800.



RESEARCH AND DEVELOPMENT


         Research and development expenditures for the Company and its affiliates including discontinued operations were $0, $122,000 and $748,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These expenditures relate to Separation for 1999 and 2000 and Polymer for 1999.



INTELLECTUAL PROPERTY


         In September 1997, Separation filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockheed Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, Separation has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. Separation has been issued three US patents to date for using strip dispersion for the separation of radionuclides, heavy metals, and chromium; the sole invention of Dr. W.S. Winston Ho, former Senior Vice President - Technology . Additionally, the Company has filed for one US patent and two foreign patents for using a strip dispersion technique covering the sole inventions of Dr. W.S. Winston Ho.

         Separation's liquid membrane technology patent applications are based on the selective combination of different known solvents, supports, diluents, carriers and other components to separate a variety of metals, chemicals and other targeted substances. While Separation believes that its technology covers many separation applications, third parties may have developed, or may subsequently assert claims to, certain of these solvents, supports, diluents, carriers or other components for one or more specific applications. In such event, Separation may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.

         To protect its trade secrets and the unpatented proprietary information in its development activities, the Company requires its employees, consultants and contractors to enter into agreements providing for the confidentiality and the Company's ownership of such trade secrets and other unpatented proprietary information originated by such persons while in the employ of the Company. The Company also requires potential collaborative partners to enter into confidentiality and non-disclosure agreements.

         There can be no assurance that any patents which may hereafter be obtained, or any of the Company's confidentiality and non-disclosure agreements, will provide meaningful protection of the Company's confidential or proprietary information in the case of unauthorized use or disclosure. In addition, there can be no assurance that the Company will not incur significant costs and expenses, including the costs of any future litigation, to defend its rights in respect of any such intellectual property.




ENVIRONMENTAL REGULATION

         Separation's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although Separation's role would be generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against the Company. Any such claims against Separation could materially adversely affect the Company's business, financial condition and results of operations.


         Separation maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. Applied maintains, on behalf of itself and its subsidiaries, contractor's pollution liability insurance with limits of $5.0 million per occurrence and $5.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against Separation (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 2001, the Company (including all of its direct and indirect subsidiaries) had a total of 5 full-time employees. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.



ITEM 2.  PROPERTIES.
-------  -----------

         The Company's principal executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of the Company and a director of Applied, Solution, Separation, Advanced Sciences and certain other affiliates of the Company. Such space also serves as the principal executive offices of certain other affiliates of the Company. The lease for the New York City space expires in January 2007. The Company pays an allocable portion of the rent per year under such lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On March 27, 2002, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                          High           Low
                                                          ----           ---
Fiscal 2001
      First Quarter...............................        $0.07          $0.02
      Second Quarter..............................         0.02           0.01
      Third Quarter...............................         0.01           0.01
      Fourth Quarter..............................         0.01           0.01
Fiscal 2000
      First Quarter...............................         0.45           0.06
      Second Quarter..............................         0.25           0.06
      Third Quarter...............................         0.30           0.12
      Fourth Quarter..............................         0.17           0.12


DIVIDEND INFORMATION

         The Company has not, for the last two fiscal years, paid cash dividends in respect to its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The following table presents selected financial data of the Company, as of December 31, 2001, for the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001. During 1998, the Company's investment in Applied fell below 50% and was accounted for under the equity method of accounting until 2001. During 2001, the Company's investment in Applied fell below 20% and is accounted for under the cost method of accounting, since that time. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the consolidated financial statements of the Company as of December 31, 1998 and for the period from acquisition to December 31, 2001. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:

                                                                   Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                           1997            1998            1999             2000             2001
                                      --------------------------------------------------------------------------------
Revenue............................  $ 19,493,000    $  1,632,000    $   337,000      $    66,000      $         0
Net income (loss) from continuing     (13,507,000)     (1,834,000)    (2,950,000)      (7,189,000)       1,260,000
   operations
Discontinued operations............            -       (4,927,000)      (946,000)       1,433,000                -
Net income (loss)..................   (13,507,000)     (6,761,000)    (3,896,000)      (5,756,000)       1,260,000
Net income (loss) per share from
   continuing operations...........          (.27)           (.03)          (.05)            (.11)             .02
Net income (loss) per share -
   continuing and discontinued.....          (.27)           (.11)          (.06)            (.09)             .02

Dividends per common share.........            -               -              -                -                -


Consolidated Balance Sheet Data:

                                                                   Year Ended December 31,
                                       -------------------------------------------------------------------------------
                                           1997            1998            1999             2000             2001
                                       -------------------------------------------------------------------------------
Total assets......................   $ 35,016,000    $  8,029,000   $  5,134,000      $   554,000      $  279,000

Long-term obligations (including
    current portion)..............      6,952,000       6,250,000      6,279,000        6,250,000        2,250,000


Redeemable preferred stock........      3,557,000              -              -                -                -

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
-------   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          -------------------------------------------------

Overview

         As a result of several private placements by the Company and acquisitions and share issuances by Applied since 1997, the Company's ownership interest in Applied decreased to below 20% and therefore the Company accounts for its investment in Applied under the cost method. At December 31, 2001 the Company's investment in Applied is valued at the lower of cost or market. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 2001, 2000, 1999 and 1998 and for the period since the acquisition.

Results of Operations

         Year ended December 31, 2001 compared to year ended December 31, 2000

         For the years ended December 31, 2001 and December 31, 2000, the Company recorded a gain on sale of Applied's stock of $2,576,000 and $523,000. In February 2001, the Company satisfied a portion of its bond payable with the transfer of 6,000,000 shares of Applied common stock. The gain for 2001 represents the excess of the market value of the stock over the Company's recorded basis in the stock. The gain for 2000 represents a gain from the sale of 1,000,000 shares of Applied stock to a group of investors relating to an Applied financing.

         There were no revenues for the year ended December 31, 2001. Revenues for the year ended December 31, 2000 were $66,000. Such revenues for 2000 consisted of Separation's revenues which were consolidated with that of the Company. Cost of sales for the year ended December 31, 2000 were $111,000, which related to Separation. Cost of sales include direct labor and fringes, subcontractor costs, travel related expenses and material purchases.

         There were no research and development costs in 2001. Research and development costs were $122,000 for the year ended December 31, 2000. The 2000 results consisted of Separation's research and development costs. The decrease was that in 2000, Separation terminated its business activities.

         General and administrative expenses were $936,000 for the year ended December 31, 2001 as compared to $1,403,000 for the year ended December 31, 2000. In 2001, $95,000 of general and administrative expenses related to Separation's results as compared to $320,000 for the year ended December 31, 2000. In 2001, Separation' general and administrative expenses decreased due to its termination of business activities.

         In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations to exceed contract specified amounts. Separation had made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, Separation had withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

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

         In 2000, the Company incurred $4,534,000 of losses from unconsolidated affiliates. The losses are primarily attributable to Applied. Minority interest's share of the loss in consolidated subsidiaries was $319,000 in 2000, which was attributable to the Company's ownership in Applied.

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Accordingly, the Company recorded a gain from discontinued operations of $1,433,000 in 2000 and a loss from discontinued operations of $946,000 in 1999, relating to Polymer.

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

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Commodore Polymer Technologies, Inc. ("Polymer") to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. Accordingly, the Company recorded a gain from discontinued operations of $1,433,000 in 2000 and a loss from discontinued operations of $946,000 in 1999, relating to Polymer.

LIQUIDITY AND CAPITAL RESOURCES

         In 1993 and 1994 the Company issued $4,000,000 of convertible bonds that carry an interest rate of 8.5%, payable quarterly. The maturity date of the bonds was extended from December 3, 1998 to December 4, 2000. The bonds were secured by 16,800,000 shares of the Company's Common Stock and 6,000,000 shares of Applied's common stock that the Company owns. The bonds were convertible at any time into Common Stock of the Company at the rate of one share per $1.00 of bond principal. As of December 4, 2000, when the Company did not pay the outstanding principal of the bonds, through February 6, 2001, there was a continuing forbearance.

         The Company continued to make quarterly interest payments, the last of which in the amount of $85,000 was made on January 5, 2001. There was a notice of default on February 6, 2001, subsequent to which, the bondholder took possession of the shares pledged to secure the bonds. The bondholder has affirmed that it will not vote any of these shares. Based on the market value of the pledged shares as of February 6, 2001, the collateral has a value of $3,648,000. On February 22, 2001, the Company delivered to the bondholder documents relating to the transfer of the collateral. The Company recorded a gain of $2,576,000 on the transfer of Applied shares to satisfy the indebtedness. The gain represents the excess of the market value of the Applied stock over the Company's recorded basis in the Applied stock.

         In March 2000, Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net deficit of approximately $30,000. This reduced the Company's liabilities by approximately $1,600,000.

         The Company has sustained income and losses of $1,260,000, $(5,756,000) and $(3,896,000) for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, the Company had a working capital deficit of
$6,042,000 and $8,378,000, respectively, and a Stockholders' Deficit of $8,061,000 at December 31, 2001 and $10,329,000 at December 31, 2000. The
Company's increase in stockholders' deficit is primarily due to the net loss for the period.

         The Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $25,000,000, which expire in the years 2002 through 2020. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment of Long Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes FASB Statement 121 and APB Opinion No. 30. This statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations. The Statement also amends ARB No. 151 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this Statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of this statement.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles." These statements are effective July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to 40 years. Management does not expect the adoption of SFAS No. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  -----------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-29 of this Annual Report and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, as of March 27, 2002, are as follows:

Name                         Age     Position
----                         ---     --------

Bentley J. Blum              60      Chairman of the Board, President and
                                     Chief Executive Officer

Jerry Karlik                 48      Vice President and Director

Andrew P. Oddi               40      Vice President and Treasurer

______________________

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2001, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2001, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.
-------  -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of compensation paid by the Company and/or its affiliates paid in excess of $100,000 and allocated to the Company's operations for services rendered during each of 2001, 2000, and 1999 to the Company's Chief Executive Officer at December 31, 2001.

                                             Summary Compensation Table

                             --------------------------------------------      -------------------------------------
                                          Annual Compensation                         Long-Term Compensation
                             --------------------------------------------      -------------------------------------
                                                                    Other                     Securities
-                                                                  Annual      Restricted       Under-                    All Other
                                                                   Compen-        Stock          lying         LTIP        Compen-
Name and Principal                       Salary       Bonus        sation       Award(s)        Options       Payouts      sation
  Position                   Year         ($)         ($)           ($)           ($)            (#)           ($)          ($)
------------------           ----        ------       -----        -------     ----------     ----------      -------     ---------

Bentley J. Blum              2001          -0-          -0-          -0-            -0-            -0-          -0-          -0-
Chief Executive Officer      2000          -0-          -0-          -0-            -0-            -0-          -0-          -0-
                             1999          -0-          -0-          -0-            -0-            -0-          -0-          -0-

________________________________

STOCK OPTIONS

         No stock options were granted during the year ended December 31, 2001 or 2000 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2001.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 2001 by the individuals listed in the Summary Compensation Table.

                           Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                -------------------  -------------------  ---------------------------------  ----------------------

                                                                                      Number Of                     Value Of
                                                                                     Securities                   Unexercised
                                                                                     Underlying                   In-The-Money
                                                                                     Unexercised                    Options
                                                                                       Options                  At Fiscal Year-
                                      Shares                Value               At Fiscal Year-End(#)                End($)
                                    Acquired On           Realized                  Exercisable/                  Exercisable/
   Name                             Exercise (#)            ($)(1)                  Unexercisable               Unexercisable(2)
----------------                    ------------          ---------             ----------------------         ------------------

 Bentley J. Blum                         -0-                  -0-                     4,500,000/-0-                 -0-/-0-

 Jerry Karlik                            -0-                  -0-                        50,000/-0-                 -0-/-0-

 _______________________


         (1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

         (2) Represents the difference between the last reported sale price of the Common Stock on December 31, 2001, and the exercise price of the option multiplied by the applicable number of options exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive Officer Compensation

         Base Salaries. In 2001, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 2001, 2000 and 1999 no incentive bonuses were paid to any officers or employees.

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

         No options were granted in 2001, 2000 or 1999.

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

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2001, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The following table sets forth certain information, as of December 31, 2001, with respect to the beneficial ownership of Company Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ---------------------         --------------------------
Bentley J. Blum.............................             34,979,737(3)                      41.0%

Paul E. Hannesson...........................              6,325,705(4)                       7.8%

Credit Agricole Deux Sevres.................             16,800,000(5)                      20.1%

All executive officers
  and directors as
  a group (2 persons).......................             34,979,737                         41.1%

___________________________________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

SALE OF POLYMER TECHNOLOGIES

         In March 2000, the Commodore Environmental Services LLC, a wholly owned subsidiary of the Company consummated the transfer of its 100% ownership in Polymer Technologies to the Blum Technology Trust for $1,588,902. Bentley J. Blum, Chairman, Chief Executive Officer and President of the Company and owner of 52% of the outstanding shares of the Company's common stock, is also a director of Polymer Technologies and the Trustee of the Blum Technology Trust. The consideration was determined as a result of good faith negotiation among the parties to the transfer of the Polymer stock taking into consideration Polymer's net worth of approximately $30,000. Because of the sale of Polymer, it has been reflected as discontinued operations at December 31, 1999 and for the years ended December 31, 2000 and 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

         The following documents are filed as part of this Annual Report:

                                                                                         Page No.
Financial Statements.                                                                    --------
Commodore Environmental Services, Inc.
         Independent Auditor's Report......................................................  F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000......................  F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2001, 2000 and 1999.........................................  F-3
         Consolidated Statements  of  Stockholders' Equity (Deficit) for the years ended
                  December 31, 2001, 2000 and 1999.........................................  F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999.........................................  F-5
         Notes to Consolidated Financial Statements........................................  F-7

                                                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.


We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses, net cash outflows from operations, and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern.
Management's plan regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        TANNER + CO.

Salt Lake City, Utah
February 21, 2002


                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet

                                                                                December 31, 2001 and 2000
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------


              Assets                                                           2001            2000
              ------                                                      --------------------------------
Current assets:
     Cash and cash equivalents                                            $            48   $           22
     Restricted cash and certificates of deposit                                        -              233
                                                                          --------------------------------

                Total current assets                                                   48              255

Other receivables                                                                     100              100
Investment                                                                             90              154
Property and equipment, net                                                            23               27
Other assets                                                                           18               18
                                                                          --------------------------------

                Total assets                                              $           279   $          554
                                                                          --------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                                     $           474   $          449
     Due to related parties                                                         3,989            2,660
     Other accrued liabilities                                                      1,574            1,261
     Unearned revenue                                                                  53              263
     Bonds payable - current                                                            -            4,000
                                                                          --------------------------------

                Total current liabilities                                           6,090            8,633

Promissory note to related party                                                    2,250            2,250
                                                                          --------------------------------

                Total liabilities                                                   8,340           10,883
                                                                          --------------------------------

Minority interests in consolidated subsidiaries                                         -                -
Commitments and contingencies                                                           -                -
Stockholders' deficit:
     Preferred Stock, par value $.01 per share, 10,000,000
       shares authorized, 3,312,202 shares issued and
       outstanding at December 31, 2001 and 2000                                       33               33
     Common Stock, par value $.01 per share,
       100,000,000 shares authorized, 80,796,476 shares
       and 63,996,476 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                       808              640
     Additional paid-in capital                                                    49,320           48,480
     Accumulated deficit                                                          (58,197)         (59,457)
                                                                          --------------------------------

                                                                                   (8,036)         (10,304)

Less 506,329 common shares of treasury stock at cost                                  (25)             (25)
                                                                          --------------------------------

                Total stockholders' deficit                                        (8,061)         (10,329)
                                                                          --------------------------------

                Total liabilities and stockholders' deficit               $           279   $          554
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

                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                      Consolidated Statement of Operations

                                                              Years Ended December 31, 2001, 2000 and 1999
                                                             (Amounts in thousands, except per share data)
----------------------------------------------------------------------------------------------------------


                                                                   2001           2000          1999
                                                              --------------------------------------------
Contract revenues                                             $             -   $        66   $        337
                                                              --------------------------------------------

Costs and expenses:
     Cost of sales                                                          -           111            541
     Research and development                                               -           122            338
     General and administrative                                           936         1,403          1,672
     Depreciation and amortization                                          4           239            547
                                                              --------------------------------------------

                Total costs and expenses                                  940         1,875          3,098
                                                              --------------------------------------------

Loss from operations:                                                    (940)       (1,809)        (2,761)

Interest income                                                             4            16             23
Gain on sale of stock                                                   2,576           523              -
Interest expense                                                         (380)         (755)          (520)
Impairment loss                                                             -          (949)             -
Equity in losses of unconsolidated affiliate                                -        (4,534)        (1,478)
                                                              --------------------------------------------

Income (loss) before income taxes, minority interests, and
  discontinued operations                                               1,260        (7,508)        (4,736)
Income tax (provision) benefit                                              -             -              -
                                                              --------------------------------------------

Income (loss) before minority interests and
  discontinued operations                                               1,260        (7,508)        (4,736)
Minority interests in consolidated subsidiaries                             -           319          1,786
                                                              --------------------------------------------

Income (loss) from continuing operations                                1,260        (7,189)        (2,950)

Discontinued operations:
     Loss from discontinued operations                                      -          (135)          (946)
     Gain on sale of discontinued operations to a
       related party                                                        -         1,568              -
                                                              --------------------------------------------

                                                                            -         1,433           (946)
                                                              --------------------------------------------

                Net income (loss)                             $         1,260   $    (5,756)  $     (3,896)
                                                              --------------------------------------------

Net income (loss) per share - basic and diluted -
  continuing operations                                       $           .02   $      (.11)  $       (.05)

Net income (loss) per share - basic and diluted
  - discontinued operations                                                 -           .02           (.01)
                                                              --------------------------------------------

Total income (loss) per share                                 $           .02   $      (.09)  $       (.06)
                                                              --------------------------------------------

Number of weighted average shares outstanding                          79,086        62,905         62,796
                                                              --------------------------------------------

----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                F-3

                                                                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                                                AND SUBSIDIARIES
                                                                                 Consolidated Statement of Stockholders' Deficit

                                                                                    Years Ended December 31, 2001, 2000 and 1999
                                                                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------------------------------------------------------


                                     Preferred Stock      Common Stock     Additional                 Common          Total
                                   --------------------------------------   Paid-In    Accumulated   Stock Held    Stockholders'
                                     Shares    Amount  Shares      Amount   Capital      Deficit     In Treasury     Deficit
                                   ---------------------------------------------------------------------------------------------

Balance, January 1, 1999           3,912,202   $   39  62,796,476  $  628  $  46,741   $  (49,805)   $    (25)     $    (2,422)

Equity losses on changes of
  interest in subsidiary                  -         -           -       -        (31)           -           -              (31)

Net loss                                  -         -           -       -          -       (3,896)          -           (3,896)
                                   ---------------------------------------------------------------------------------------------

Balance December 31, 1999          3,912,202       39  62,796,476     628     46,710      (53,701)        (25)          (6,349)

Conversion of preferred stock
  to common stock                   (600,000)      (6)  1,200,000      12         (6)           -           -                -
Equity gains on changes of
  interest in subsidiary                   -        -           -       -      1,776            -           -            1,776

Net loss                                   -        -           -       -          -       (5,756)          -           (5,756)
                                   ---------------------------------------------------------------------------------------------

Balance December 31, 2000          3,312,202       33  63,996,476     640     48,480      (59,457)        (25)         (10,329)

Exchange of debt for common
  stock                                    -        -  16,800,000     168        840            -           -            1,008

Net income                                 -        -           -       -          -        1,260           -            1,260
                                   ---------------------------------------------------------------------------------------------

Balance December 31, 2001          3,312,202   $   33  80,796,476  $  808  $  49,320   $  (58,197) $      (25)     $    (8,061)
                                   ---------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                                      F-4

                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES

                                                                     Consolidated Statements of Cash Flows

                                                              Years Ended December 31, 2001, 2000 and 1999
                                                  (Amounts in thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------


                                                                             December 31,
                                                            ----------------------------------------------
                                                                 2001           2000            1999
                                                            ----------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                        $         1,260   $     (5,756)  $      (3,896)
   Loss from discontinued operations                                      -            135             946
   Gain on disposal of discontinued operations                            -         (1,568)              -
   Adjustments to reconcile net income (loss) to cash
     used in operating activities:
     Minority interests in losses of subsidiaries                         -           (319)         (1,786)
     Depreciation and amortization                                        4            239             547
     Equity in losses of unconsolidated subsidiary                        -          4,534           1,478
     Provision for related party bad debt                                 -            242               -
     Gain on sale of subsidiary stock                                (2,576)          (523)              -
     Interest accrued on related party payables                         380            341             253
     Impairment of inventory, equipment, and patents
       and completed technology                                           -            949               -
   Changes in assets and liabilities:
     Accounts receivable                                                  -             10              (9)
     Inventory                                                            -              -             166
     Restricted cash                                                    233             37             (10)
     Accounts payable                                                    25            (82)            453
     Other accrued liabilities and deferred revenue                    (249)           143            (294)
                                                            ----------------------------------------------

     Net cash used in continuing operations                            (923)        (1,618)         (2,152)
     Net cash used in discontinued operations                             -              -            (817)
                                                            ----------------------------------------------

         Net cash used in operating activities                         (923)        (1,618)         (2,969)
                                                            ----------------------------------------------

Cash flows from investing activities:
   Payments on notes receivables                                          -            221               -
   Purchase of property and equipment                                     -              -             (81)
   Purchase of patents and completed technology                           -            (42)             (9)
   Proceed from sale of investment                                        -             98               -
   Proceeds from sale of subsidiary's common stock                        -             36               -
                                                            ----------------------------------------------

   Cash from investing activities - continuing operations                 -            313             (90)
   Cash from investing activities - discontinued operations               -              -               -
                                                            ----------------------------------------------

         Net cash provided by (used in) investing activities              -            313             (90)
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

                                                                    COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                          AND SUBSIDIARIES
                                                                     Consolidated Statements of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                             December 31,
                                                            ----------------------------------------------
                                                                 2001           2000            1999
                                                            ----------------------------------------------
Cash flows from financing activities-
     borrowings from related parties                                    949          1,297           2,377
                                                            ----------------------------------------------

   Cash from financing activities - continuing operations               949          1,297           2,377
   Cash from financing activities - discontinued operations               -              -               -
                                                            ----------------------------------------------

                Net cash provided by
                financing activities                                    949          1,297            2377
                                                            ----------------------------------------------

Increase (decrease) in cash and cash equivalents                         26             (8)           (682)

Cash and cash equivalents, beginning of year                             22             30             712
                                                            ----------------------------------------------

Cash and cash equivalents, end of year                      $            48   $         22   $          30
                                                            ----------------------------------------------

Supplemental disclosure of cash flow information:

         Interest paid                                      $            85   $        255   $         340
                                                            ----------------------------------------------

         Income taxes paid                                  $             -   $          -   $           -
                                                            ----------------------------------------------


(See Note 14 for non-cash investing and financing activities)


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

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2001 and 2000
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


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

                        As discussed in Note 16, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the three year periods ended December 31, 2001:


                            Applied                     Separation
                            -------                     ----------

January 1, 1999      35 percent owned by              87 percent owned by
                     Commodore and accounted for      Commodore and
                     under the equity method          consolidated with
                                                      Commodore

November 1999        Commodore converted preferred
                     stock to common stock, increasing
                     its common stock ownership to 49             -
                     percent

December 31, 1999    49 percent owned by              87 percent owned by
                     Commodore and accounted for      Commodore and
                     under the equity method          consolidated with
                                                      Commodore.

August 2000          Applied issued 15,500,000 shares
                     of common stock reducing
                     Commodore's ownership to 32                  -
                     percent


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Background                 Applied                     Separation
     Continued                  -------                     ----------

November 2000        Commodore sold 1 million shares
                     of its Applied stock to a third party
                     party reducing its ownership to 30          -
                     percent

December 31, 2000    30 percent owned by            87 percent owned by
                     Commodore and accounted for    Commodore and consolidated
                     under the equity method        with Commodore

February 2001        Commodore exchanges
                     6,000,000 shares of applied stock           -
                     for satisfaction of indebtedness

During 2001                                         Ownership at 85% as
                                    -               preferred stockholders
                                                    convert 58,900 shares to
                                                    common stock

December 31, 2001    15 percent owned by            85 percent owned by
                     Commodore and accounted for    Commodore and consolidated
                     under lower of cost or market with Commodore method



2.   Summary of         Principles of Consolidation
     Significant        The  consolidated   financial   statements  include  the
     Accounting         accounts   of   Commodore    and   its    majority-owned
     Policies           subsidiaries.  All significant intercompany balances and
                        transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method. Investments in affiliates owned by less than 20% are accounted for using the lower of cost or market method. In February 1998, Commodore's investment in
                        Commodore Applied Technologies, Inc. ("Applied") fell below 50% and has been accounted for under the equity method of accounting. In February 2001 Commodore's investment fell below 20% and has been accounted for under the lower of cost or market method (see Note 16).

                        In September 1998, Commodore acquired an 87% ownership of Commodore Separation Technologies, Inc. ("Separation"). Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2001, 2000 and 1999 (see Note 16).


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Principles of Consolidation - Continued
     Significant        Discontinued   operations   include   Commodore  Polymer
     Accounting         Technologies, Inc. (Polymer) through March 6, 2000 (date
     Policies           of  disposition).  The Company  sold  Polymer  effective
     Continued          March  6,  2000  to  an  entity  with  common   majority
                        ownership,   recognizing   a   gain   on   disposal   of
                        discontinued operations (see Notes 13, 16 and 17).

                        Cash and Cash Equivalents
                        Commodore   considers   cash  and  highly   liquid  debt
                        instruments with original maturities of three months or less to be cash equivalents.

                        Restricted Cash and Certificates of Deposit
                        Restricted cash at December 31, 2000 consisted of $233, held in an interest bearing deposit accounts as collateral for a performance bond. Restricted cash and certificates of deposit are classified according to the term of their restriction.

                        Inventory
                        Inventory is recorded at the lower of historical cost per unit or market value. During the year ended December 31, 2000, the Company determined the market value of inventory to be zero and as a result recorded an impairment loss of $519.

                        Property and Equipment
                        Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded in the statement of operations. Depreciation and amortization are computed on the straight-line method based on the estimated useful lives of the assets, which range from 2 - 10 years. During the year ended December 31, 2000, the Company determined the recoverability of the property and equipment of Separation was less than the book value and recorded an impairment loss of $256.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Impairment of Long-Lived Assets
     Significant        Commodore  reviews its long-lived  assets for impairment
     Accounting         whenever  events or  changes in  circumstances  indicate
     Policies           that  the  carrying  amount  of the  assets  may  not be
     Continued          recoverable  through  undiscounted future cash flows. If
                        it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations. During the year ended
                        December 31, 2000 the Company recognized impairment losses on its inventory, property and equipment, and technology of $519, $256 and $174, respectively

                        Deposits
                        Separation has deposits of $53 and $263 at December 31, 2001 and 2000, related to the contracts described in the revenue recognition policy.

                        Revenue Recognition
                        In February 1998 and November 1997, Separation entered into two contracts with the State of Maryland for the treatment of chromium- contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1999, Separation had begun work on the first contract, however it had not yet commenced work on the second contract and accordingly, had not recorded revenue related to the second contract during 1999. As of December 31, 2000, Separation had discontinued its work on the first contract and terminated its second contract. Thus, no revenue was recorded during 2001 and 2000 related to these contracts.

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

                        Segment Reporting
                        In 1998, Commodore adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides that the internal organization that is used by management for making operating decisions and assessing performance is the source of Commodore's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position of Commodore. Required disclosures are included in Note 18.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Summary of         Fair Value of Financial Instruments
     Significant        The fair value of financial instruments is determined by
     Accounting         reference  to various  market  data and other  valuation
     Policies           techniques  as   appropriate.   There  are  no  material
     Continued          differences   between   the  fair  value  of   financial
                        instruments  and the recorded  book value as of December
                        31, 2001 and 2000.

                        Use of Estimates
                        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain balances in the years of 2000 and 1999 have been reclassified to conform with the year 2001 presentation.

3.   Going              Going Concern
     Concern            The accompanying  consolidated financial statements have
                        been prepared under the  assumption  that Commodore will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended
                        December 31, 2001, 2000 and 1999, Commodore has incurred substantial losses from operations and net cash outflows from operating activities. At December 31, 2001 and 2000, Commodore also has a net stockholders' deficit.


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

4.   Investment         Investment   consists  of   Commodore's   investment  in
                        Commodore Applied Technologies  recorded at $90 and $154
                        at  December  31,  2001  and  2000,   respectively.   As
                        described in notes 1, 2, and 16, the Company accounted for Applied on the equity method at December 31, 2000 and on the lower of cost or market method at December
                        31, 2001. At December 31, 2000 the difference between the carrying value of Commodore's ownership percentage in Applied and the equity book value on Applied's financial statements is the result of various equity sales of preferred stock by Applied. At December 31, 2001 and 2000 the Company owns 8,382,000 shares and 14,382,000 shares representing 17% and 30% of Applied, respectively. Condensed financial statements for Applied at December 31, 2000 and for the years ended December
                        31, 2000 and 1999 are as follows:


                                                           December 31,
                                                               2000
                                                        ------------------

                        Current assets                  $            7,141
                                                        ------------------
                        Non-current assets              $           30,332
                                                        ------------------
                        Current liabilities             $           24,017
                                                        ------------------
                        Equity - preferred and other    $            7,322
                                                        ------------------
                        Equity - common                 $              533
                                                        ------------------


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Investment
     Continued                              Years Ended December 31,
                                       -----------------------------------
                                             2000              1999
                                       -----------------------------------

                        Revenues       $          20,631   $        18,147
                        Expenses                  32,072            22,132
                                       -----------------------------------

                            Net loss   $         (11,441)  $        (3,985)
                                       -----------------------------------


5.   Property           Property and equipment consist of the following:
     and
     Equipment                                        December 31,
                                            -------------------------------
                                                  2001           2000
                                            -------------------------------

Furniture, fixtures, and equipment          $            100   $        100

Less: accumulated depreciation                                          (73)
  and amortization                                       (77)
                                            -------------------------------

     Net property and equipment             $             23   $         27
                                            -------------------------------


                        During the year ended December 31, 2000, due to the loss of the contracts at the Port of Baltimore by Separation, Separation recorded a write down of the majority of its equipment and exchanged the remaining equipment for a reduction of a payable to a company owned by an officer and shareholder of the Company.


6.   Other               Other accrued liabilities consist of the following:
     Accrued
     Liabilities                                     2001           2000
                                            -------------------------------

       Warrants issued  for purchase of
         Applied Common Stock (see Note 7)  $         992   $         992
       Loss reserve (see Note 8)                      400               -
       Interest payable                                 -              85
       Other                                          182             184
                                            -------------------------------

                                            $       1,574   $       1,261
                                            -------------------------------



--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Warrant            In 1997 Commodore issued five-year  warrants to purchase
     Liability          an aggregate of 1,175,000 shares of Applied Common Stock
                        held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share. Such exercise prices were subject to reset on August 18, 1998 to an exercise price equal to approximately 110% of the market price of Applied Common Stock on August 17, 1998. In addition, if
                        Applied Common Stock traded at less than 50% of the August 17, 1998 closing bid price for any 10 consecutive trading days, the exercise price was subject to further reset (on one occasion only) to 50% of such August 17, 1998 closing bid price. The warrants were valued at $850 and were recorded as a liability until such time as the warrants are either exercised or expire. Affiliates of the placement agent also received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock, with identical price reset features. The placement agent warrants were also recorded as a liability at the time of issuance. The exercise price of the warrants were reset to $0.82 per share effective August 18, 1998, and again reset to $0.34 per share effective October 1998.

                        During the year ended December 31, 2000 options were exercised to purchase 74,375 shares of Applied for an aggregate amount of $26. The Company reduced its investment in Applied and reduced its liability recorded in connection with the warrants and recognized a gain on sale of subsidiary stock of $77.



--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Bonds              Bonds Payable
     Payable and        In 1993 and 1994, Commodore issued $4,000 of convertible
     Long-Term          bonds  which  carried an interest  rate of 8.5%  payable
     Debt               quarterly,  and matured on  December 4, 2000.  The bonds
                        were   secured   by   16,800,000   unissued   shares  of
                        Commodore's   Common  Stock  and  6,000,000   shares  of
                        Applied's Common Stock which Commodore owns. The bonds were convertible at any time into Common Stock of Commodore at the rate of one share per $1.00 of bond principal. To obtain the bonds, Commodore paid an aggregate commission of $480 in cash and issued 5 year warrants to purchase 2,233,332 shares of Common Stock at $.10 per share. The bonds were redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's Common Stock exceeded
                        $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common
                        Stock at a price of $.68 per share through December 31, 2000.

                        In February 2001 the bond holders took the collateral securing the bonds and the Company issued to the bondholders 16,800,000 shares of its common stock and transferred to the bondholders 6,000,000 shares of Applied's common stock owned by the Company. The Company recorded a gain of $2,576 upon the transfer of Applied shares which represents the excess of the market value of the stock over the Company's recorded basis in the stock. The Company's Common Stock issued and the Applied Common Stock issued were valued at the market trading price. The fair market value of the collateral assets taken by the bond holders totaled approximately $3,648. The Company has $352 included as a reserve for resolving all issues and costs related to the bonds and the collateral.

                        Promissory Note Payable
                        The Company has an 8% note payable to a former officer of a subsidiary. The principal amount of the loan is $2,250 at December 31, 2001 and 2000, and is due in 2006. The note is unsecured and requires interest only payments until maturity. Accrued and unpaid interest is $708 and $528 as of December 31, 2001 and 2000, respectively, and is included in amounts due to related parties.


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

                        The provision for income taxes results in an effective tax rate which differs from federal income tax rates as follows for the years ended December 31:

                                        2001         2000         1999
                                    ---------------------------------------

Expected tax expense (benefit) at
  federal statutory rate            $         428  $    (1,957) $    (1,325)
State income taxes, net of federal
  income tax expense (benefit)                 75         (345)        (234)
Expiration of net operating loss            2,761            -
Loss from unconsolidated subsidiary             -        1,814          591
Change in valuation allowance              (3,264)         488          963
Other                                           -            -            5
                                    ---------------------------------------

Income tax expense (benefit)        $           -  $         -  $         -
                                    ---------------------------------------


                        The components of the net deferred income tax are as follows as of December 31:

                                                     2001         2000
                                                 --------------------------

Net operating loss carryforward and
  impairment losses                              $       8,500  $    11,764
Less: valuation allowance                               (8,500)     (11,764)
                                                 --------------------------

         Total                                   $           -  $         -
                                                 --------------------------

                        Commodore   conducts  a  periodic   assessment   of  its
                        valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 2001 and 2000, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Income             Commodore has net operating  loss ("NOL")  carryforwards
     Taxes              at December  31,  2001 of  approximately  $25,000  which
     Continued          includes the NOL of Separation,  and expire in the years
                        2002 through 2020. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

10.  Stockholders'      Common Stock
     Equity             In February 2001 the Company issued 16,500,000 shares of
                        common stock for satisfaction of a liability.

                        Preferred Stock
                        Commodore has authorized 3,000,000 shares of Series AAA Preferred Stock, par value $.01 per share. The Series AAA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AAA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a ratio of two shares of Common Stock for each share of Preferred. In 2000, 600,000 shares of Series AAA Preferred Stock were converted into 1,200,000 shares of Commodore Common Stock. The Series AAA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share. At December 31, 2001 and 2000, 1,925,000
                        shares   of  Series   AAA   Preferred   Stock   remained
                        outstanding.

                        Commodore has authorized 1,600,000 shares of Series B Preferred Stock, par value $.01 per share. The Series B Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in
                        1998) and has a liquidation value of $1.00 per share. The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible into Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of Common Stock. At December 31, 2001 and 2000, 1,387,202 shares of Series B Preferred Stock remained outstanding.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stockholders'      Commodore has  authorized  1,500,000  shares of Series C
     Equity             Preferred Stock, par value of $.01 per share. The Series
     Continued          C Preferred  Stock does not pay  dividends.  At December
                        31,  2001 and 2000  there  were no  shares  of  Series C
                        Preferred Stock outstanding.

11.  Stock Option       Under the 1997 Stock  Option Plan (the Option  Plan),  a
     Plan               maximum  of  15,000,000   Non-Qualified   and  3,000,000
                        incentive  options  may be  granted to  purchase  common
                        stock at the  date of  grant.  Under  the  Option  Plan,
                        grants of non-qualified  options may be made to selected
                        officers,  directors,  key  employees,  and  consultants
                        without regard to performance measures.  The options may
                        be  immediately  exercisable  or may vest  over  time as
                        determined  by the  Board  of  Directors.  However,  the
                        maximum  term of an option  may not  exceed  ten  years.
                        Options  may not be  transferred  except  by  reason  of
                        death,  with  certain   exceptions  and  termination  of
                        employment   accelerates  the  expiration  date  of  any
                        outstanding options to 3 months from the date of termination.

                                   Number of                  Option Price
                                    Options       Warrants     Per Share
                                -------------------------------------------

Outstanding at January 1, 1999       10,005,000     5,757,000  $0.10 - 1.13
     Granted                                  -             -             -
     Exercised                                -             -             -
     Expired/Forfeited                        -      (200,000)         0.14
                                -------------------------------------------

Outstanding December 31, 1999        10,005,000     5,557,000   0.10 - 1.13
     Granted                                  -             -
     Exercised                                -             -
     Expired/Forfeited                 (450,000)   (1,975,000)  0.37 - 0.50
                                -------------------------------------------

Outstanding December 31, 2000         9,555,000     3,582,000   0.10 - 1.13
     Granted                                  -             -             -
     Exercised                                -             -             -
     Expired/Forfeited               (1,560,000)   (3,382,000)  0.10 - 1.13
                                -------------------------------------------

Outstanding December 31, 2001         7,995,000       200,000  $0.10 - 0.29
                                -------------------------------------------


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock Option       Options exercisable are as follows:
     Plan
     Continued                                               December 31,
                                                    ----------------------------
                                                         2001          2000
                                                    ----------------------------

                        Options exercisable            7,955,000     9,555,000

                        Options available for grant    9,755,000     9,755,000

12.  Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of  Statement of  Financial  Accounting  (SFAS) No. 123,
                        Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                           Years Ended December 31,
                                    ---------------------------------------
                                        2001         2000         1999
                                    ---------------------------------------

Net income (loss) - as reported       $ 1,260   $   (5,756)   $   (3,896)
Net income (loss) - pro forma         $ 1,243   $   (5,773)   $   (3,928)
Income (loss) per share - as reported $  0.02   $    (0.09)   $    (0.06)
Income (loss) per share - pro forma   $  0.02   $    (0.09)   $    (0.06)

                        No option grants were made in 2001, 2000, or 1999.

                        The following table summarizes information about stock options and warrants outstanding at December 31, 2001.


                          Outstanding                    Exercisable
             --------------------------------------------------------------
                            Weighted
                            Average     Weighted                 Weighted
  Range of                 Remaining     Average                 Average
  Exercise      Number    Contractual   Exercise     Number    Exercisable
   Prices    Outstanding      Life        Price    Exercisable    Price
---------------------------------------------------------------------------

$      .10      6,716,000    2.33 years  $  0.10    6,716,000     $    0.10
 .28 - .29      1,479,000    4.32 years     0.29    1,479,000          0.29

$.10 - .29      8,195,000    2.69 years  $  0.13    8,195,000     $    0.13
---------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Related Party      Due to Related Parties
     Transactions       The Company has a note payable to a related party in the
                        amount of $2,250 at December 31, 2001 and 2000 with accrued interest payable of $709 and $528, respectively
                        (see note 8).

                        The Company has a payable to a company wholly owned by the majority shareholder of Commodore of $3,280 and $2,132 at December 31, 2001 and 2000, respectively, for cash advances and accrued interest on cash advances at 8.5% recorded in due to related parties.

                        The Company had a payable to Applied of $262 at December 31, 1999. During the year ended December 31, 2000 the Company sold 1 million shares of its Applied common stock as an incentive to the buyer to make a loan to Applied. The amount of $500 was recorded as a receivable from Applied for the fair value of the 1 million shares less the amount paid by the lender. The Company used the receivable to offset its payable to Applied and the remaining receivable amount of $242 was written off as related party bad debt. At December 31, 2001 and 2000, there is no receivable or payable from Applied.

                        Sale of Discontinued Operations
                        The Company in March 2000 sold its investment in Polymer to an entity related by common ownership. The Company exchanged its investment in Polymer for a reduction of payables to the related entity of $1,589. The Company realized a gain of $1,568 on the disposal.

14.  Non-Cash           During the years ended December 31, 2001, 2000 and 1999,
     Investing and      Commodore  had  the  following  non-cash  investing  and
     Financing          financing transactions:
     Activities
                        2001
                        ----
                        o  The Company exchanged  16,800,000 of its common stock
                           and 6,000,000 shares of its investment in Applied in exchange for a liability of $4,000. The Company realized a gain of $2,576 on the satisfaction of debt.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Non-Cash           2000
     Investing and      ----
     Financing          o  Commodore   recorded   equity  gains  on  changes  of
     Activities            interest in Applied of $1,770 as direct  increases in
     Continued             equity (see note 17).

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


15.  Earnings Per       All   earnings   per   share    amounts    reflect   the
     Share              implementation of SFAS 128,  "Earnings Per Share." Basic
                        earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share that were outstanding for the year.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Earnings Per
     Share
     Continued

                                                      Years Ended December 31
                                               ----------------------------------
                                                   2001        2000        1999
                                               ----------------------------------
Net income (loss) applicable to common
  shareholders from continuing operations      $    1,260  $   (7,189) $   (2,950)

Net income (loss) applicable to common
  shareholders from discontinued operations             -       1,433        (946)
                                               ----------------------------------

Total net income (loss) applicable to common
shareholders                                   $    1,260  $   (5,756) $   (3,896)
                                               ----------------------------------

Weighted average common shares                 79,086,000  62,905,000  62,796,000
  outstanding (basic)
                                               ----------------------------------

        Employee stock options (Note 11)                -          (*)         (*)
        Series AA Convertible Preferred Stock
         (Note 10)                                      -          (*)         (*)
        Series B Convertible Preferred Stock
         (Note 10)                                      -          (*)         (*)
        Series C Convertible Preferred Stock
         (Note 10)                                      -          (*)         (*)
        Warrants issued in connection with
         various transactions (Note 11)                 -          (*)         (*)
                                               ----------------------------------

Weighted average common shares
 outstanding (diluted)                         79,086,000  62,905,000 62,796,000

Net income (loss) per share -
  basic and diluted - continuing operations    $      .02  $     (.11) $    (.05)

Net income (loss) per share - basic and
 diluted - discontinued operations             $        -  $     (.02) $    (.01)
                                               ----------------------------------

Total net income (loss) per share              $      .02  $     (.09) $    (.06)
                                               ----------------------------------

                        (*) Due to Commodore's loss from continuing operations in 2000 and 1999, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Acquisitions       Commodore Applied Technologies, Inc.
     and Reorgan-       At  December   31,  2001  and  2000,   Commodore   owned
     izations           approximately 15% and 30%,  respectively,  of the Common
                        Stock  outstanding  of Commodore  Applied  Technologies,
                        Inc. ("Applied"). Accordingly, Commodore's investment in
                        Applied was accounted for under the lower of cost or market method for February 2001 through December 2001 and under the equity method from January 1999 through February 2001.

                        In November 1999, Commodore converted 51,489 shares of Applied's Series B, C and D Convertible Preferred Stock to 7,258,533 shares of Applied's Common Stock, increasing its ownership of Applied Common Stock to 49%.

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

                        During 2001 Commodore exchanged 6,000,000 shares of Applied common stock for satisfaction of liabilities. The exchange resulted in a gain from sale of stock of $2,576 during the year ended December 31, 2001.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Acquisitions       Commodore Separation Technologies, Inc.
     and Reorgan-       Effective   September  28,  1998,   Commodore   acquired
     izations           Applied's  87% ownership of  Separation,  as part of the
     Continued          debt  restructuring  between  Commodore  and  Applied as
                        previously   discussed.   Accordingly,   Separation   is
                        included in the  consolidated  financial  statements  of
                        Commodore as of December 31, 2001, 2000 and 1999. During
                        2000,   Separation's  Preferred  shareholders  converted
                        30,500 shares of Preferred Stock to Separation common stock, reducing the liquidation value of the Preferred
                        Stock to $5,695. During 2001, Separation Preferred shareholders converted 50,900 shares of Preferred Stock to Separation common stock, reducing the liquidation value of the Preferred Stock to $5,186. For the years ended December 31, 2001, 2000 and 1999, Separation did not pay dividends to its Preferred shareholders.

                        Commodore Polymer Technologies, Inc.
                        On March 5, 1998 Commodore incorporated a new company, Commodore Polymer Technologies, Inc. (Polymer), as a wholly-owned subsidiary and transferred the CERASET technology acquired from a related party into Polymer.

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


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Acquisitions       Minority Interests in Consolidated Subsidiaries
     and Reorgan-       Minority   interest   in  the   consolidated   financial
     izations           statements  at December 31, 2001 and 2000 consist of the
     Continued          Separation  Preferred Stock and accrued unpaid dividends
                        to Separation's preferred stockholders.  By December 31,
                        1998, all of Separation's Common Equity had been reduced to zero, resulting in 100% of the equity operations of Separation for 1999 being attributed to Separation's preferred stockholders. During 2000 Separation continued to have losses which resulted in the liabilities of Separation exceeding the assets and thereby reducing
                        Separation's Preferred Equity to zero. The remaining losses for 2000 and 2001 were all attributable to Commodore, the majority common shareholder.

17.  Discontinued       Condensed financial  information for Polymer,  which was
     Operations         discontinued,  is as follows for the period from January
                        1, 2000 to March 6, 2000 (date of disposition), and for the year ended December 31, 1999:

                                                    2000          1999
                                               ----------------------------

        Revenues                               $        -     $      44

        Costs and expenses                           (135)         (990)
                                               ----------------------------

        Net loss before income tax expense           (135)         (946)
        Income tax expense                              -             -
                                               ----------------------------

        Net loss from discontinued operations  $     (135)    $    (946)
                                               ----------------------------

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Segment            Using  the   guidelines  set  forth  in  SFAS  No.  131,
     Information        "Disclosures About Segments of an Enterprise and Related
                        Information,"  Commodore has  identified  two reportable
                        segments  in  which  it  has  operations  based  on  the
                        services it  provides.  The  reportable  segments are as
                        follows:   Commodore  Separation   Technologies,   Inc.,
                        ("Separation"),  which  provides  water and  contaminant
                        separation  by use of patented  process;  and  Commodore
                        Polymer   Technologies,    Inc.    ("Polymer"),    which
                        specializes in the  manufacture  of ceramic  bonding and
                        refractory   materials.   Common   overhead   costs  are
                        allocated  between  segments  based on a record  of time
                        spent  by  executives.   Commodore   evaluates   segment
                        performance  based on the segment's  net income  (loss).
                        The accounting  policies of the segments are the same as
                        those described in the summary of significant accounting
                        policies.  Commodore's  foreign  and  export  sales  and
                        assets  located  outside  of the  United  States are not
                        significant.   Effective   March  6,   2000,   Commodore
                        discontinued  the operations of Polymer and accordingly,
                        the  information  related  to  Polymer  is  included  as
                        discontinued  operations in the financial statements for
                        the  years  ended   December  31,  2000  and  1999.  All
                        continuing  operations  in  the  consolidated  financial
                        statements   are  those  of   Separation   and  overhead
                        expenses.

19.  Commitments        Rent  expense was  approximately  $95,  $197 and $200 in
     and                2001, 2000 and 1999, respectively.
     Contingencies
                        Royalties
                        Commodore  and its related  entities  have  entered into
                        agreements  where upon the generation of certain revenue
                        royalties   will  be  accrued  and  paid  under  various
                        technology agreements.

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


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

20.  Recent             In August 2001, the Financial Accounting Standards Board
     Accounting         issued Statement of Financial  Accounting  Standards No.
     Pronounce-         144   "Accounting   for  the  Impairment  of  Long-Lived
     ments              Assets." This Statement addresses  financial  accounting
                        and  reporting for the  impairment of long-lived  assets
                        and  for  long-lived  assets  to be  disposed  of.  This
                        Statement  supercedes FASB Statement 121 and APB Opinion
                        No.  30.  This  Statement  retains  certain  fundamental
                        provisions of Statement  121,  namely;  recognition  and
                        measurement of the impairment of long-lived assets to be
                        held and used, and  measurement of long-lived  assets to
                        be disposed of by sale.  The Statement  also retains the
                        requirement   of  Opinion  30  to  report   discontinued
                        operations separately from continuing  operations.  This
                        Statement  also  amends  ARB No.  151 to  eliminate  the
                        exception of consolidation for a temporarily  controlled
                        subsidiary.   The   provisions  of  this  statement  are
                        effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of this statement.

                        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

20.  Recent             In June 2001, the Financial  Accounting  Standards Board
     Accounting         issued Statements of Financial  Accounting Standards No.
     Pronounce-         141 "Business  Combinations"  (SFAS No. 141) and No. 142
     ments              "Goodwill and Other  Intangibles"  (SFAS No. 142).  SFAS
     Continued          No. 141 and No.  142 are  effective  for the  Company on
                        July 1, 2001.  SFAS No. 141  requires  that the purchase
                        method   of   accounting   be  used  for  all   business
                        combinations   initiated   after  June  30,  2001.   The
                        statement  also   establishes   specific   criteria  for
                        recognition  of  intangible   assets   separately   from
                        goodwill and requires  unallocated  negative goodwill to
                        be written off  immediately as an  extraordinary  again.
                        SFAS No. 142  primarily  addresses  the  accounting  for
                        goodwill  and  intangible  assets  subsequent  to  their
                        acquisition.  The  statement  requires that goodwill and
                        indefinite   lived   intangible   assets  no  longer  be
                        amortized   and  be  tested  for   impairment  at  least
                        annually. The amortizaiton period of intangible assets with finite lives will no longer be limited to forty years. Management does not expect the adoption of SFAS
                        No. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.


--------------------------------------------------------------------------------
                                                                            F-29

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

     16.1          Letter regarding change in certifying accountant. (12)

     *21.1         Subsidiaries of the registrant.



    __________________________________
    *   Filed herewith.


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

Dated:  March 27, 2002               COMMODORE ENVIRONMENTAL SERVICES, INC.


                                     By:    /s/ Bentley J. Blum
                                        -------------------------------------
                                         Bentley J. Blum
                                         Chairman of the Board, President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/  Bentley J. Blum       Chairman of the Board, President     March 27, 2002
----------------------       and Chief Executive Officer
 Bentley J. Blum             (principal Executive officer)


  /s/   Jerry Karlik         Director                             March 27, 2002
----------------------
Jerry Karlik