Form 10QSB
period 2002-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2002-05-07
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at May 6, 2002 (latest practicable date):

         Issued and Outstanding: 80,796,476
                                 ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                      March 31,     December 31,
                                                        2002             2001
                                                      ---------     ------------
                                                     (unaudited)

ASSETS


Cash and cash equivalents                             $      49    $       48
                                                      ---------    ----------

          TOTAL CURRENT ASSETS                               49            48

Other receivables                                           100           100
Investments and advances                                     90            90
Property and equipment, net                                  22            23
Other assets                                                 18            18
                                                      ---------    ----------


          TOTAL ASSETS                                $     279    $      279
                                                      =========    ==========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                      March 31,     December 31,
                                                        2002             2001
                                                      ---------     ------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                   $     472    $      474
   Due to related parties                                 4,292         3,989
   Deposits                                                  53            53
   Other accrued liabilities                              1,574         1,574
                                                      ---------    ----------

               TOTAL CURRENT LIABILITIES                  6,391         6,090

Promissory note to related party                          2,250         2,250
                                                      ---------    ----------

               TOTAL LIABILITIES                          8,641         8,340

Stockholders' deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                    33            33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,476                       808           808
  Additional paid in capital                             49,320        49,320
  Accumulated deficit                                   (58,498)      (58,197)
                                                      ---------    ----------

                                                         (8,337)       (8,036)
  Less cost of 506,329 shares of common stock
    held in treasury                                        (25)          (25)
                                                      ---------    ----------

               TOTAL STOCKHOLDERS' DEFICIT               (8,362)       (8,061)
                                                      ---------    ----------

               TOTAL LIABILITIES AND
               STOCKHOLDERS' DEFICIT                  $     279    $      279
                                                      =========    ==========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                        Three months ended
                                                            March 31,
                                                        ------------------
                                                        2002          2001
                                                        ----          ----
                                                            (unaudited)


REVENUES                                              $       -    $        -

COSTS AND EXPENSES

  General and administrative                                205           261
  Depreciation and amortization                               1             1
                                                      ---------    ----------

     Total costs and expenses                               206           262
                                                      ---------    ----------

LOSS FROM OPERATIONS                                       (206)         (262)
                                                      ---------    ----------

Interest income                                               -             2
Interest expense                                          ( 95)          ( 95)
Gain on exchange of investment                                -         2,576
                                                      ---------    ----------

NET INCOME (LOSS)                                     $    (301)   $    2,221
                                                      =========    ==========

NET INCOME (LOSS) PER SHARE - BASIC
 (Based on weighted average shares in 2002
  and 2001 of 80,290,000 and 71,890,000)              $       -    $      .03
                                                      =========    ==========

NET INCOME (LOSS) PER SHARE - DILUTED
 (Based on weighted average shares in 2002
  and 2001 of 80,290,000 and 71,890,000)              $       -    $      .03
                                                      =========    ==========




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                       Three months ended
                                                            March 31,
                                                        ------------------
                                                        2002          2001
                                                        ----          ----
                                                            (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                                   $    (301)   $    2,221
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                           1             1
      Interest accrued on related party receivable           95             -
      Gain on exchange of investment                          -        (2,576)
      Decrease in investment                                  -            64
Increase (decrease) in:
      Accounts payable and accrued liabilities               (2)         (113)
                                                      ---------    ----------

NET CASH USED IN OPERATING ACTIVITIES                      (207)         (403)

INVESTING ACTIVITIES
  Increase in restricted cash                                 -            (2)

FINANCING ACTIVITIES
  Advances from related party                               208           422
                                                      ---------    ----------

INCREASE IN CASH                                              1            17
  Cash at beginning of period                                48            22
                                                      ---------    ----------

CASH AT END OF PERIOD                                 $      49    $       39
                                                      =========    ==========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2002


Note A - Basis of Presentation

         The Company has no significant revenues from operations and, therefore, effective January 1, 2002, the Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Cumulative amounts of operations, cash flows, and equity will be reported from January 1, 2002 through the current reporting period in future reports.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2001.



B - Contingencies


         Commodore Separation Technologies, Inc., the Company's susidiary, is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

ITEM 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operation
        ----------------------------------

General
-------

         The current principal business of the Company is to invest in environmental technology companies which consist of its 15% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 85% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business was to separate and extract various solubilized materials from liquid streams. As of November 15, 1995, Separation is a development stage company and has no ongoing operations. As of January 1, 2002, the Company is a development stage company.

Results from Operations
-----------------------

         There were no revenues for the three months ended March 31, 2002 or the three months ended March 31, 2001. The Company has no ongoing operations as of December 31, 2001.

         General and administrative expenses for the three months ended March 31, 2002 were $205,000 as compared to $261,000 for the three months ended March 31, 2001. There was a reduction of approximately $50,000 in professional and consulting fees in the first quarter of 2002 as compared to the first quarter of 2001.

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

         The Company had a net loss of $301,000 for the three-month period ended March 31, 2002 as compared to net income of $2,221,000 for the three-month period ended March 31, 2001. Results from operations are attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At March 31, 2002, the Company had a working capital deficit of $6,342,000 as compared to a working capital deficit of $6,042,000 at the December 31, 2001. The Company did not declare or pay dividends on its Series AAA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2002 to satisfy its current operating requirements. As of March 31, 2002, the majority shareholder has advanced a net $3,538,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.


Net Operating Losses
--------------------

         The Company has net operating loss carryforwards which expire in the years 2002 through 2020. The amount of net operating loss carry- forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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




Date:   May 6, 2002