Form 10QSB
period 2002-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2002-08-06
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002
                                       OR
___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                              87-0275043
         --------                                              ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                Number)


    150 East 58th Street,
     New York, New York                                          10155
    ----------------------                                       -----
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


         Number of shares of common stock outstanding at August 2, 2002 (latest practicable date):

                       Issued and Outstanding: 80,796,477
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                             June 30,         December 31,
                                               2002               2001
                                            -----------       ------------
                                            (unaudited)

ASSETS


Cash and cash equivalents                    $       39       $         48
                                             ----------       ------------

          TOTAL CURRENT ASSETS                       39                 48

Other receivables                                   100                100
Investments and advances                             90                 90
Property and equipment, net                          21                 23
Other assets                                         18                 18
                                             ----------       ------------

          TOTAL ASSETS                       $      268       $        279
                                             ==========       ============

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)




                                             June 30,         December 31,
                                               2002               2001
                                            -----------       ------------
                                            (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $      461       $        474
  Due to related parties                          4,612              3,989
  Deposits                                           53                 53
  Other accrued liabilities                       1,574              1,574
                                             ----------       ------------

      TOTAL CURRENT LIABILITIES                   6,700              6,090

Promissory note to related party                  2,250              2,250
                                             ----------       ------------

      TOTAL LIABILITIES                           8,950              8,340

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                            33                 33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,477               808                808
  Additional paid in capital                     49,320             49,320
  Accumulated deficit                           (58,818)           (58,197)
                                             ----------       ------------

                                                 (8,657)            (8,036)
  Less cost of 506,329 shares of common
    stock held in treasury                          (25)               (25)
                                             ----------       ------------

      TOTAL STOCKHOLDERS' DEFICIT                (8,682)            (8,061)
                                             ----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $      268       $        279
                                             ==========       ============


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                     Three months ended   Six months ended
                                           June 30,           June 30,
                                    ------------------   --------------------
                                      2002      2001       2002       2001
                                    -------   --------   --------   ---------
                                                  (unaudited)
REVENUES

  Contract revenues                 $     -   $      -   $      -   $       -

COSTS AND EXPENSES

  General and administrative            224        227        429         488
  Depreciation and amortization           1          1          2           2
                                    -------   --------   --------   ---------

     Total costs and expenses           225        228        431         490
                                    -------   --------   --------   ---------

LOSS FROM OPERATIONS                   (225)      (228)      (431)       (490)
                                    -------   --------   --------   ---------

Interest income                           -          2          -           4
Interest expense                        (95)       (95)      (190)       (190)
Gain on exchange of investment            -          -          -       2,576
                                    -------   --------   --------   ---------

NET INCOME (LOSS)                   $  (320)  $   (321)  $   (621)  $   1,900
                                    =======   ========   ========   =========


NET INCOME (LOSS) PER SHARE -
    BASIC AND DILUTED
  (Based on weighted average
  shares in 2002 of 80,290,000
  and 80,290,000 and in 2001 of
  80,290,000 and 76,090,000)        $     -   $      -   $   (.01)  $     .03



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                            Six months ended
                                                                 June 30,
                                                           -------------------
                                                              2002      2001
                                                           --------   --------
                                                                (unaudited)
OPERATING ACTIVITIES
  Net (loss) income                                        $   (621)  $  1,900
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                               2          2
      Accrued interest on related party receivables             190        190
      Gain on exchange of investment                              -     (2,576)
      Decrease in investment                                      -         64
    Increase (decrease) in:
      Deposits                                                    -       (210)
      Accounts payable and accrued liabilities                  (13)      (106)
                                                           --------   --------

        NET CASH USED IN OPERATING ACTIVITIES                  (442)      (736)

INVESTING ACTIVITIES
  Decrease in restricted cash                                     -        233

FINANCING ACTIVITIES
  Advances from related party                                   433        516
                                                           --------   --------

INCREASE (DECREASE) IN CASH                                      (9)        13

Cash at beginning of period                                      48         22
                                                           --------   --------

CASH AT END OF PERIOD                                      $     39   $     35
                                                           ========   ========




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2002

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation SB. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2001. As of January 1, 2002, the Company is a development stage company.

B - Contingencies

         Commodore Separation technologies, Inc., the Company's subsidiary, is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

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

Results from Operations
-----------------------

         There were no revenues for the six months ended June 30, 2002 or the six months ended June 30, 2001. The Company has no ongoing operations as of December 31, 2001 and is considered a development stage company.

         General and administrative expenses for the three months ended June 30, 2002 were $224,000 as compared to $227,000 for the three month period ended June 30, 2001. General and administrative expenses for the six month period ended June 30, 2002 were $429,000 as compared to $488,000 for the six months ended June 30, 2001.

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

         The Company had a net loss of $320,000 for the three-month period ended June 30, 2002 as compared to a net loss of $321,000 for the three-month period ended June 30, 2001. For the six months ended June 30, 2002, the Company had a net loss of $621,000 as compared to net income of $1,900,000 for the six months ended June 30, 2001. The results for the six month period ended June 30, 2001 included a gain on exchange of investment of $2,576,000. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At June 30, 2002, the Company had a working capital deficit of $6,661,000 as compared to a working capital deficit of $6,042,000 at the December 31, 2001. The Company did not declare or pay dividends on its Series AA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2002 to satisfy its current operating requirements. As of June 30, 2002, the majority shareholder has advanced $3,813,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

         The Company has net operating loss carryforwards which expire in the years 2002 through 2019. The amount of net operating loss carry- forward that can be used in any one year is limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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




Date: August 6, 2002