Form 10QSB
period 2002-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2002-11-13
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        87-0275043
          --------                                        ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)

         150 East 58th Street,                              10155
          New York, New York                                ------
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


         Number of shares of common stock outstanding at November 11, 2002 (latest practicable date):

                       Issued and Outstanding: 80,796,476
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   September 30,    December 31,
                                                       2002             2001
                                                   -------------    ------------
                                                   (unaudited)

ASSETS


Cash and cash equivalents                           $        44     $       48
                                                    -----------     ----------

                  TOTAL CURRENT ASSETS                       44             48

Other receivables                                           100            100
Investments and advances                                     90             90
Property and equipment ,net                                  20             23
Other assets                                                 18             18
                                                    -----------     ----------


          TOTAL ASSETS                              $       272     $      279
                                                    ===========     ==========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   September 30,    December 31,
                                                       2002             2001
                                                   -------------    ------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $       458     $      474
  Due to related parties                                  4,927          3,989
  Deposits                                                   53             53
  Other accrued liabilities                               1,574          1,574
                                                    -----------     ----------

                  TOTAL CURRENT LIABILITIES               7,012          6,090

Promissory note to related party                          2,250          2,250
                                                    -----------     ----------

                  TOTAL LIABILITIES                       9,262          8,340

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                    33             33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,476                       808            808
  Additional paid in capital                             49,320         49,320
  Accumulated deficit                                   (59,126)       (58,197)
                                                    -----------     ----------

                                                         (8,965)        (8,036)
  Less cost of 506,329 shares of common stock
    held in treasury                                        (25)           (25)
                                                    -----------     ----------

                  TOTAL STOCKHOLDERS' DEFICIT            (8,990)        (8,061)
                                                    -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $       272     $      279
                                                    ===========     ==========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                     Three months ended      Nine months ended
                                                         September 30,          September 30,
                                                    2002         2001        2002          2001
                                                  --------      --------    -------      --------
                                                                     (unaudited)
REVENUES

  Contract revenues                              $      -      $       -     $     -    $      -

COSTS AND EXPENSES

  General and administrative                           212           219         641         707
  Depreciation and amortization                          1             1           3           3

LOSS FROM OPERATIONS                                  (213)         (220)       (644)       (710)
                                                 ---------     ---------     -------    --------

Interest income                                          -             -           -           4
Interest expense                                       (95)          (95)       (285)       (285)
Gain on exchange of investment                           -             -           -       2,576
                                                 ---------     ---------     -------    --------

NET INCOME (LOSS)                                $    (308)    $    (315)    $  (929)   $  1,585
                                                 =========     =========     =======    ========


NET INCOME (LOSS) PER SHARE -
   BASIC AND DILUTED
(Based on weighted average
 shares in 2002 of 80,290,000
 and 80,290,000 and in 2001 of
 80,290,000 and 76,090,000)                      $       -     $       -     $  (.01)   $    .02



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                          Nine months ended
                                                            September 30,
                                                          2002          2001
                                                       ---------      ---------
                                                              (unaudited)

OPERATING ACTIVITIES
  Net income (loss)                                    $     (929)   $    1,585
    Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization                             3             3
      Accrued interest on related party
        receivables                                           285           285
      Gain on exchange of investment                            -        (2,576)
      Decrease in investment                                    -            64
    Increase (decrease) in:
      Deposits                                                  -          (210)
      Accounts payable and accrued
        liabilities                                           (16)          (48)
                                                       ----------    ----------

            NET CASH USED IN OPERATING ACTIVITIES            (657)         (897)

INVESTING ACTIVITIES
  Decrease in restricted cash                                   -           233

FINANCING ACTIVITIES
  Advances from related party                                 653           675
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH                                    (4)           11

Cash at beginning of period                                    48            22
                                                       ----------    ----------

CASH AT END OF PERIOD                                  $       44    $       33
                                                       ==========    ==========




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Results from Operations
-----------------------

         There were no revenues for the nine months ended September 30, 2002 or the nine months ended September 30, 2001. The Company has no ongoing operations as of December 31, 2001 and is considered a development stage company.

         General and administrative expenses for the three months ended September 30, 2002 were $212,000 as compared to $219,000 for the three month period ended September 30, 2001. General and administrative expenses for the nine month period ended September 30, 2002 were $641,000 as compared to $707,000 for the nine months ended September 30, 2001.

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

         The Company had a net loss of $308,000 for the three-month period ended September 30, 2002 as compared to a net loss of $315,000 for the three-month period ended September 30, 2001. For the nine months ended September 30, 2002, the Company had a net loss of $929,000 as compared to net income of $1,585,000 for the nine months ended September 30, 2001. The results for the nine month period ended September 30, 2001 included a gain on exchange of investment of $2,576,000. Results from continuing operations are attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At September 30, 2002, the Company had a working capital deficit of $6,968,000 as compared to a working capital deficit of $6,042,000 at the December 31, 2001. The Company did not declare or pay dividends on its Series AA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2002 to satisfy its current operating requirements. As of September 30, 2002, the majority shareholder has advanced $4,083,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

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

Controls and Procedures
-----------------------

         (a) Evaluation of disclosure controls and procedures.

         Bentley Blum who serves as Commodore Environmental Services, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         (b) Changes in internal controls.

         There were no significant changes in Commodore Environmental Services, Inc.'s internal controls or in other factors that could significantly affect Commodore Environmental Services, Inc.'s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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


                           PART II - OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibits

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002


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




                                       COMMODORE ENVIRONMENTAL SERVICES, INC.
                                       (Registrant)



                                       By   /s/ Andrew P. Oddi
                                       --------------------------------------
                                        Andrew P. Oddi - Vice President
                                        (As both a duly authorized
                                        Officer of the Registrant
                                        and the Chief Accounting
                                        Officer of the Registrant)




Date:   November 11, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, Bentley Blum, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Commodore Environmental Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Environmental Services, Inc. as of, and for, the periods presented in this quarterly report.

         4. Commodore Environmental Services, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Environmental Services, Inc. and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Environmental Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Commodore Environmental Services, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Environmental Services, Inc.'s auditors and the audit committee of Commodore Environmental Services, Inc.'s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Environmental Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Environmental Services, Inc.'s auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Environmental Services, Inc.'s internal controls; and

         6. Commodore Environmental Services, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Bentley Blum
                                          -----------------------
                                          Bentley Blum,
                                          Chief Executive Officer
                                          November 11, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, Andrew P. Oddi, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Commodore Environmental Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Environmental Services, Inc. as of, and for, the periods presented in this quarterly report.

         4. Commodore Environmental Services, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Environmental Services, Inc. and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Environmental Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Commodore Environmental Services, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Environmental Services, Inc.'s auditors and the audit committee of Commodore Environmental Services, Inc.'s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Environmental Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Environmental Services, Inc.'s auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Environmental Services, Inc.'s internal controls; and

         6. Commodore Environmental Services, Inc.'s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Andrew P. Oddi
                                          -----------------------
                                          Andrew P. Oddi,
                                          Chief Financial Officer
                                          November 11, 2002