Form 10KSB
period 2002-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2003-03-31
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB

                        for annual and transition reports
                     pursuant to sections 13 or 15(d) of the
                         securities exchange act of 1934

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of February 28, 2003 with an aggregate market value of approximately $275,000 (based upon the average of the bid and asked prices of the Common Stock on February 28, 2003 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of February 28, 2003, 80,796,476 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------   --------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of February 28, 2003, the Company owned approximately 15% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)") and (ii) management of hazardous, mixed and radioactive waste.

         Due to the change in accounting for Applied to the lower of cost or market method from the equity method, and the lack of revenues and operations in the Company, the Company is considered a development stage company as of January 1, 2002 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 5. Effective as of September 28, 1998, the Company, through its wholly owned subsidiary, Commodore Environmental Services LLC, acquired from Applied approximately 87% (currently 85%) of the outstanding common stock of Commodore Separation Technologies, Inc. ("Separation"), a publicly traded company and former operating subsidiary of Applied. Separation has developed its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its research and development program, the Company believed that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

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

         In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $227,000 of lab equipment and furniture and fixtures to the Company, the owner of 85% of the issued and outstanding common stock of Separation, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

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


INTELLECTUAL PROPERTY

         In September 1997, Separation filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockheed Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, Separation has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. Separation has been issued three US patents to date for using strip dispersion for the separation of radionuclides, heavy metals, and chromium; the sole invention of Dr. W.S. Winston Ho, former Senior Vice President - Technology. Additionally, the Company has filed for one US patent and two foreign patents for using a strip dispersion technique covering the sole inventions of Dr. W.S. Winston Ho.

         Separation's liquid membrane technology patent applications are based on the selective combination of different known solvents, supports, dilutents, carriers and other components to separate a variety of metals, chemicals and other targeted substances. While Separation believes that its technology covers many separation applications, third parties may have developed, or may subsequently assert claims to, certain of these solvents, supports, dilutents, carriers or other components for one or more specific applications. In such event, Separation may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.

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


ENVIRONMENTAL REGULATION

         Should Separation commence operations, the use of its specialized technical equipment by customers, will be subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although Separation's role would be generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against the Company. Any such claims against Separation could materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 2002, the Company (including all of its direct and indirect subsidiaries) had a total of 5 full-time employees. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2002.

                                    PART II
                                    -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
------            AND RELATED STOCKHOLDER MATTERS.
                  -------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On February 28, 2003, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       High         Low
Fiscal 2002
      First Quarter..............................     $0.01          $0.01
      Second Quarter.............................      0.01           0.01
      Third Quarter..............................      0.01           0.01
      Fourth Quarter.............................      0.01           0.01
Fiscal 2001
      First Quarter..............................      0.07           0.02
      Second Quarter.............................      0.02           0.01
      Third Quarter..............................      0.01           0.01
      Fourth Quarter.............................      0.01           0.01


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 6.           OR PLAN OF OPERATIONS.
------            ---------------------

Overview

         The Company owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of February 28, 2003, the Company owned approximately 15% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)") and (ii) management of hazardous, mixed and radioactive waste.

         As a result of several private placements by the Company and acquisitions and share issuances by Applied since 1997, the Company's ownership interest in Applied decreased to below 20% and therefore the Company accounts for its investment in Applied under the cost method. At December 31, 2002 the Company's investment in Applied is valued at the lower of cost or market. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 2002 and 2001.

         The Company does not expect significant changes in employees, or the purchase or sale of significant assets.

Results of Operations

         Year ended December 31, 2002 compared to year ended December 31, 2001

         For the years ended December 31, 2001, the Company recorded a gain on sale of Applied's stock of $2,576,000. In February 2001, the Company satisfied a portion of its bond payable with the transfer of 6,000,000 shares of Applied common stock. The gain for 2001 represents the excess of the market value of the stock over the Company's recorded basis in the stock.

         There were no revenues or cost of sales for the years ended December 31, 2002 or 2001.

         There were no research and development costs in 2002 or 2001.

         General and administrative expenses were $744,000 for the year ended December 31, 2002 as compared to $936,000 for the year ended December 31, 2001. In 2002, $30,000 of general and administrative expenses related to Separation's results as compared to $95,000 for the year ended December 31, 2001. Separation's general and administrative expenses decreased due to its termination of business activities.


LIQUIDITY AND CAPITAL RESOURCES

         Due to the change in accounting for Applied to the lower of cost or market method from the equity method, and the lack of revenues and operations in the Company and Separation, the Company is considered a development stage company as of January 1, 2002 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 5.

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

         The Company has sustained income and losses of $(122,000) and $1,260,000 for the years ended December 31, 2002 and 2001. At December 31, 2002 the Company had a working capital deficit of $6,110,000 and a Stockholders' Deficit of $8,183,000 at December 31, 2002. The Company's increase in stockholders' deficit is primarily due to the net loss for the period.

         The Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $25,000,000, which expire in the years 2003 through 2022. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         Bentley Blum who serves as Commodore Environmental Services, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the annual report (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

         In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                                    PART III


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------            -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-21 of this Annual Report and are incorporated herein by reference.



ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------            --------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, as of February 28, 2003, are as follows:

Name                   Age     Position

Bentley J. Blum        61      Chairman of the Board, President and Chief
                               Executive Officer

Jerry Karlik           49      Vice President and Director

Andrew P. Oddi         41      Vice President and Treasurer

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2002, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2002, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.
-------  ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of compensation paid by the Company and/or its affiliates paid in excess of $100,000 and allocated to the Company's operations for services rendered during each of 2002, 2001, and 2000 to the Company's Chief Executive Officer at December 31, 2001.

                           Summary Compensation Table


                                      Annual Compensation                             Long-Term Compensation
                             -------------------------------------------     --------------------------------------
                                                                  Other                     Securities
                                                                 Annual      Restricted       Under-                    All Other
                                                                 Compen-        Stock          lying         LTIP        Compen-
    Name and Principal                 Salary       Bonus        sation       Award(s)        Options       Payouts      sation
      Position               Year       ($)         ($)           ($)           ($)            (#)           ($)          ($)
    -------------------      ----      ------       -----        --------    -----------     --------       -------    -----------
Bentley J. Blum              2002       -0-          -0-          -0-            -0-            -0-          -0-          -0-
Chief Executive Officer      2001       -0-          -0-          -0-            -0-            -0-          -0-          -0-
                             2000       -0-          -0-          -0-            -0-            -0-          -0-          -0-


STOCK OPTIONS

         No stock options were granted during the year ended December 31, 2002 or 2001 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2002.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 2002 by the individuals listed in the Summary Compensation Table.

                  Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                -------------------  -------------------  ---------------------------------  ----------------------

                                                                               Number Of                     Value Of
                                                                              Securities                   Unexercised
                                                                              Underlying                   In-The-Money
                                                                              Unexercised                    Options
                                                                                Options                  At Fiscal Year-
                               Shares                Value               At Fiscal Year-End(#)                End($)
                             Acquired On           Realized                  Exercisable/                  Exercisable/
     Name                   Exercise (#)            ($)(1)                   Unexercisable               Unexercisable(2)
     ----                   -------------          ---------             ----------------------          ----------------
 Bentley J. Blum                  -0-                  -0-                     4,500,000/-0-                 -0-/-0-

 Jerry Karlik                     -0-                  -0-                        50,000/-0-                 -0-/-0-
 -----------------------

         (1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

         (2) Represents the difference between the last reported sale price of the Common Stock on December 31, 2002, and the exercise price of the option multiplied by the applicable number of options exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive Officer Compensation

         Base Salaries. In 2002, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 2002, 2001 and 2000 no incentive bonuses were paid to any officers or employees.

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

         No options were granted in 2002, 2001 or 2000.

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

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2002, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
-------   BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------

         The following table sets forth certain information, as of December 31, 2002, with respect to the beneficial ownership of Company Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

-----------------------------------

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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

                                     PART IV
                                     -------

           EXHIBITS, FINANCIAL STATEMENT
ITEM 13.   SCHEDULES AND REPORTS ON FORM 8-K
           ----------------------------------

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Financial Statements
December 31, 2002

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                          Index

--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----


Independent Auditor's Report                                                F-1


Consolidated Balance Sheet as of December 31, 2002                          F-2


Consolidated Statement of Operations for the years
  ended December 31, 2002 and 2001 and cumulative
  amounts from January 1, 2002 (date of inception of
  development stage company) to December 31, 2002                           F-3


Consolidated Statement of Stockholders' Deficit for
  the years ended December 31, 2002 and 2001                                F-4


Consolidated Statement of Cash Flows for the years
  ended December 31, 2002 and 2001 and cumulative
  amounts from January 1, 2002 (date of inception
  of development stage company) to December 31, 2002                        F-5


Notes to Consolidated Financial Statements                                  F-6

                                                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.

We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and cumulative amounts from January 1, 2002 (date of inception of development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and cumulative amounts from January 1, 2002 (date of inception of development stage company), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses, net cash outflows from operations, and has a net stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        TANNER + CO.


Salt Lake City, Utah
February 22, 2003

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      Consolidated Balance Sheet

                                                               December 31, 2002
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------

              Assets
              ------

Current assets:
     Cash and cash equivalents                                  $            89
                                                                ----------------

                  Total current assets                                       89

Receivables                                                                  50
Investment                                                                   90
Property and equipment, net                                                  19
Deposits                                                                     18
                                                                ----------------

                  Total assets                                  $           266
                                                                ----------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                           $           459
     Due to related parties                                               5,105
     Other accrued liabilities                                              582
     Unearned revenue                                                        53
                                                                ----------------

                  Total current liabilities                               6,199

Promissory note to related party                                          2,250
                                                                ----------------

                  Total liabilities                                       8,449
                                                                ----------------

Minority interests in consolidated subsidiaries                               -
Commitments and contingencies                                                 -
Stockholders' deficit:
     Preferred Stock, par value $.01 per share,
       10,000,000 shares authorized, 3,312,202
       shares issued and outstanding                                         33
     Common Stock, par value $.01 per share,
       100,000,000 shares authorized, 80,796,476
       shares issued and outstanding                                        808
     Additional paid-in capital                                          49,320
     Accumulated deficit                                                (58,197)
     Deficit accumulated in development stage                              (122)
                                                                ----------------

                                                                         (8,158)

Less 506,329 common shares of treasury stock at cost                        (25)
                                                                ----------------

                  Total stockholders' deficit                            (8,183)
                                                                ----------------

                  Total liabilities and stockholders' deficit   $           266
                                                                ----------------
--------------------------------------------------------------------------------
The accompanying notes are an integral part
of these consolidated financial statements.                                  F-2



                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                           AND SUBSIDIARIES
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                       Consolidated Statement of Operations

                                                              (Amounts in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------


                                                                                            Cumulative
                                                                                           Amounts from
                                                                                          January 1, 2002
                                                                  Years Ended                (date of
                                                                  December 31,            inception of
                                                         ------------------------------ Development Stage
                                                              2002           2001            Company)
                                                         --------------------------------------------------

Contract revenues                                        $            -   $           -   $              -
                                                         --------------------------------------------------

Costs and expenses:
     General and administrative                                     744             936                744
     Depreciation and amortization                                    4               4                  4
                                                         --------------------------------------------------

                  Total costs and expenses                          748             940                748
                                                         --------------------------------------------------

Loss from operations                                               (748)           (940)              (748)

Interest income                                                      14               4                 14
Gain on sale of stock                                                 -           2,576                  -
Interest expense to related parties                                (380)           (380)              (380)
Expiration of warrant liability                                     992               -                992
                                                         --------------------------------------------------

(Loss) income before income taxes and minority interests           (122)          1,260               (122)
Income tax benefit (provision)                                        -               -                  -
                                                         --------------------------------------------------

(Loss) income before minority interests                            (122)          1,260               (122)
Minority interests in consolidated subsidiaries                       -               -                  -
                                                         --------------------------------------------------

                  Net (loss) income                      $         (122)  $       1,260   $           (122)
                                                         --------------------------------------------------

Net (loss) income per share - basic and diluted          $            -   $         .02   $            .00
                                                         --------------------------------------------------

Number of weighted average shares outstanding
  - basic and diluted                                            80,290          79,086             80,290
                                                         --------------------------------------------------
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                 F-3


                                                                                              COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                     Consolidated Statement of Stockholders' Deficit

                                                                                              Years Ended December 31, 2002 and 2001
                                                                            (Amounts in thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                  Deficit
                                                                                                Accumulated                  Total
                                 Preferred Stock     Common Stock      Additional                 During      Common        Stock-
                               ------------------ -------------------   Paid-in    Accumulated   Development  Stock Held    holders'
                               Shares      Amount   Shares    Amount    Capital      Deficit        Stage     In Treasury   Deficit
                               -----------------------------------------------------------------------------------------------------

Balance, January 1, 2001       3,312,202  $    33   63,996,476  $   640  $ 48,480   $  (59,457)   $       -   $    (25)   $ (10,329)

Exchange of debt for common
  stock                                -        -   16,800,000      168       840            -            -           -       1,008

Net income                             -        -            -        -         -        1,260            -           -       1,260
                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 2001     3,312,202       33   80,796,476      808    49,320      (58,197)           -         (25)     (8,061)

Net loss                               -        -            -        -         -            -         (122)          -        (122)
                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 2002     3,312,202  $    33   80,796,476  $   808  $ 49,320   $  (58,197)   $    (122)    $   (25)  $  (8,183)
                               -----------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                                          F-4




                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                           AND SUBSIDIARIES
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                      Consolidated Statements of Cash Flows

                                                                     Years Ended December 31, 2002 and 2001
                                                              (Amounts in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------


                                                                                              Cumulative
                                                                                             Amounts from
                                                                                            January 1, 2002
                                                                      Years Ended              (date of
                                                                      December 31,           inception of
                                                                ------------------------  Development Stage
                                                                    2002         2001          Company)
                                                                -------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                          $      (122)  $    1,260   $          (122)
     Adjustments to reconcile net (loss) income to cash
       used in operating activities:
         Depreciation                                                      4           4                 4
         Expiration of warrant liability                                (992)          -              (992)
         Gain on sale of subsidiary stock                                  -      (2,576)                -
         Interest accrued on related party payables                      380         380               380
     Changes in assets and liabilities:
         Receivable                                                       50           -                50
         Restricted cash                                                   -         233                 -
         Accounts payable                                                (15)         25               (15)
         Other accrued liabilities and deferred revenue                    -        (249)                -
                                                                -------------------------------------------

                  Net cash used in operating activities                 (695)       (923)             (695)
                                                                -------------------------------------------

Cash flows from investing activities:                                      -           -                 -
                                                                -------------------------------------------

Cash flows from financing activities-
     borrowings from related parties                                     736         949               736
                                                                -------------------------------------------

Increase in cash and cash equivalents                                     41          26                41

Cash and cash equivalents, beginning of year                              48          22                48
                                                                -------------------------------------------

Cash and cash equivalents, end of year                          $         89  $       48   $            89
                                                                -------------------------------------------

Supplemental disclosure of cash flow information:

         Interest paid                                          $          -  $       85   $             -
                                                                -------------------------------------------

         Income taxes paid                                      $          -  $        -   $             -
                                                                -------------------------------------------

(See Note 14 for non-cash investing and financing activities)

-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                 F-5

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


1.   Background         Commodore Environmental  Services, Inc. and subsidiaries
                        ("Commodore"), from January 1, 1991 to December 31, 1995
                        had been engaged  primarily  in real estate  operations.
                        Since   then,   Commodore   has  been   engaged  in  the
                        destruction  and  neutralization  of hazardous waste and
                        the separation of hazardous  waste from other  materials
                        through its  consolidated  subsidiaries  and affiliates.
                        Through its subsidiaries  and affiliates  Commodore owns
                        technologies  related to the separation and  destruction
                        of     polychlorinated      biphenyls     (PCBs)     and
                        chlorofluorocarbons   (CFCs).   Commodore  is  currently
                        working on the  commercialization  of these technologies
                        through   various   development    effects,    licensing
                        arrangements, and joint ventures.

                        As discussed in Note 16, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the two year periods ended December 31, 2002:

                            Applied                       Separation
                            -------                       -----------

 January 1, 2001  30 percent owned by
                  Commodore and accounted     87 percent owned by Commodore and
                  for under the equity        consolidated with Commodore
                  method

 February 2001    Commodore exchanges
                  6,000,000 shares of
                  applied stock for
                  satisfaction of
                  indebtedness                                -

 During 2001               -                  Ownership at 85% as preferred
                                              stockholders convert 58,900
                                              shares to common stock

 December 31,     15 percent owned by
 2001             Commodore and accounted
                  for under lower of cost     85 percent owned by Commodore
                  or market method            and consolidated with Commodore

--------------------------------------------------------------------------------
                                                                             F-6

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Background
     Continued            Applied                       Separation
                          -------                       -----------

  During 2002                  -                             -

  December 31,    15 percent owned by
  2002            Commodore and accounted
                  for under lower of cost     85 percent owned by Commodore and
                  or market method            consolidated with Commodore


2.   Summary of         Principles of Consolidation
     Significant        The  consolidated   financial   statements  include  the
     Accounting         accounts   of   Commodore    and   its    majority-owned
     Policies           subsidiaries.  All significant intercompany balances and
                        transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method. Investments in affiliates owned by less than 20% are accounted for using the lower of cost or market method. In February 2001 Commodore's investment in
                        Applied fell below 20% and is being accounted for under the lower of cost or market method (see Note 16).

                        In September 1998, Commodore acquired an 87% ownership of Commodore Separation Technologies, Inc. ("Separation") which became 85% owned in 2001 upon the conversion of 58,900 shares of preferred stock by other shareholders. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2002 and for the two years then ended (see
                        Note 16).

                        Development Stage
                        Due to the changes in accounting for Applied to the lower of cost or market method from the equity method and the lack of revenues and operations in Commodore and Separation, Commodore is considered a development stage company as of January 1, 2002 in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 5.

                        Cash and Cash Equivalents
                        Commodore   considers   cash  and  highly   liquid  debt
                        instruments with original maturities of three months or less to be cash equivalents.

--------------------------------------------------------------------------------
                                                                             F-7

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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

                        Stock Compensation
                        At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

--------------------------------------------------------------------------------
                                                                             F-8

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of
     Significant
     Accounting
     Policies
     Continued                                      Years Ended December 31,
                                                 -----------------------------
                                                     2002           2001
                                                 -----------------------------

 Net (loss) income, as reported                  $       (122) $        1,260
 Deduct:
    Total stock- based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
 effects                                                    -             (17)
                                                 -----------------------------

 Pro forma net (loss) income                     $       (122) $        1,243
                                                 -----------------------------

 (Loss) earnings per share:
    Basic and diluted - as reported              $       (.00) $          .02
                                                 -----------------------------

    Basic and diluted - pro forma                $       (.00) $          .02
                                                 -----------------------------

                        Unearned Revenue
                        Separation has unearned revenues of $53 at December 31, 2002, related to the contracts described in the revenue recognition policy.

                        Revenue Recognition
                        In February 1998 and November 1997, Separation entered into two contracts with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1999, Separation had begun work on the first contract, however it had not yet commenced work on the second contract and accordingly, had not recorded revenue related to the second contract during 1999. As of December 31, 2000, Separation had discontinued its work on the first contract and terminated its second contract. Thus, no revenue was recorded during 2002 and 2001 related to these contracts.

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

--------------------------------------------------------------------------------
                                                                             F-9

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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

                        Concentration of Credit Risk
                        Commodore maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. Commodore has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There are no material differences between the fair value of financial instruments and the recorded book value as of December 31, 2002.

                        Use of Estimates
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain   balances  in  the  years  of  2001  have  been
                        reclassified to conform with the year 2002 presentation.


--------------------------------------------------------------------------------
                                                                            F-10

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Going              The accompanying  consolidated financial statements have
     Concern            been prepared under the  assumption  that Commodore will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates  the realization of assets and satisfaction
                        of  liabilities  in the normal  course of  business.  As
                        shown in the  financial  statements  for the years ended
                        December  31,  2002 and  2001,  Commodore  has  incurred
                        substantial losses from operations and net cash outflows
                        from  operating   activities.   At  December  31,  2002,
                        Commodore also has negative working capital and has a net stockholders' deficit.

                        The consolidated financial statements do not include any adjustments that might be necessary should Commodore be unable to continue as a going concern. Commodore's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, profitable operations, external debt, the sale of new shares of company stock or alternative methods such as mergers or sales transactions. No assurances can be given, however, that Commodore will be able to obtain any of these potential sources of cash.


4.   Investment         Investment   consists  of   Commodore's   investment  in
                        Applied,  recorded  at  $90 at  December  31,  2002.  As
                        described  in notes 1, 2, and 16, the  Company  accounts
                        for its  investment  in  Applied on the lower of cost or
                        market  method.  At December  31, 2002 the Company  owns
                        8,382,000  shares  representing   approximately  14%  of
                        Applied.


5.   Property           Property  and  equipment  consist  of  the  following at
     and                December 31, 2002:
     Equipment


                        Furniture, fixtures, and equipment          $       100

                        Less: accumulated depreciation
                         and amortization                                   (81)
                                                                    -----------

                         Net property and equipment                 $        19
                                                                    -----------


--------------------------------------------------------------------------------
                                                                            F-11

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Other              Other  accrued liabilities consist  of the  following at
     Accrued            December 31, 2002:
     Liabilities
                        Loss reserve (see Note 8)                   $       400
                        Environmental clean-up reserve                      121
                        Accrued property tax                                 13
                        Other                                                48
                                                                    -----------

                                                                    $       582
                                                                    -----------


7.   Warrant            In 1997 Commodore issued five-year  warrants to purchase
     Liability          an aggregate of 1,175,000 shares of Applied Common Stock
                        held by Commodore at exercise prices ranging from $5.15 per share to $7.14 per share with certain exercise price reset provisions. The warrants were valued at $850 and were recorded as a liability until such time as the warrants are either exercised or expire. Affiliates of the placement agent also received warrants to purchase an aggregate of 85,000 shares of Applied Common Stock.
                        The placement agent warrants were also recorded as a liability at the time of issuance at a value of $168.
                        The exercise price of the warrants were reset to $0.82 per share effective August 18, 1998, and again reset to $0.34 per share effective October 1998.

                        During the year ended December 31, 2000 options were exercised to purchase 74,375 shares of Applied for an aggregate amount of $26.

                        During 2002 the remaining warrants expired and the Company recognized income from the expiration of the warrants in the amount of the remaining liability of $992.


--------------------------------------------------------------------------------
                                                                            F-12

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Gain on Sale       In 1993 and 1994, Commodore issued $4,000 of convertible
     of Stock           bonds  which  carried an interest  rate of 8.5%  payable
                        quarterly,  and matured on  December 4, 2000.  The bonds
                        were   secured   by   16,800,000   unissued   shares  of
                        Commodore's   Common  Stock  and  6,000,000   shares  of
                        Applied's Common Stock which Commodore owns. The bonds were convertible at any time into Common Stock of Commodore at the rate of one share per $1.00 of bond principal. To obtain the bonds, Commodore paid an aggregate commission of $480 in cash and issued 5 year warrants to purchase 2,233,332 shares of Common Stock at $.10 per share. The bonds were redeemable at Commodore's option at the face amount thereof plus accrued interest when the bid price of Commodore's Common Stock exceeded
                        $1.25 per share. In 1995, as consideration to modify the collateral agreement, Commodore issued warrants to the lender for the purchase of 2,000,000 shares of Common
                        Stock at a price of $.68 per share through December 31, 2000.

                        In February 2001 the bondholders took the collateral securing the bonds and Commodore issued to the bondholders 16,800,000 shares of its common stock and transferred to the bondholders 6,000,000 shares of Applied's common stock owned by Commodore. Commodore recorded a gain of $2,576 upon the transfer of Applied shares which represents the excess of the market value of the stock over Commodore's recorded basis in the stock. Commodore's Common Stock issued and the Applied Common Stock issued were valued at the market trading price. The fair market value of the collateral assets taken by the bondholders totaled approximately $3,648. Commodore has accrued $400 as a reserve for resolving all issues and costs related to the bonds and the collateral at the time the bondholders took the collateral. At December 31, 2002 the accrued reserve is $400.

9.   Income             Commodore   provides  for   deferred   income  taxes  on
     Taxes              temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes.

--------------------------------------------------------------------------------
                                                                            F-13

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Income             The  provision  for income taxes results in an effective
     Taxes              tax rate which differs from federal  income tax rates as
     Continued          follows for the years ended December 31:

                                               2002           2001
                                          ------------------------------

 Expected tax (benefit) expense
    at federal statutory rate              $         (40)  $         428
 State income taxes, net of
    federal income tax expense (benefit)             (10)             75
 Expiration of net operating loss                       -          2,761
 Change in valuation allowance                         50        (3,264)
                                          ------------------------------

 Income tax (benefit) expense              $            -  $           -
                                          ------------------------------

                        The components of the net deferred income tax are as follows as of December 31, 2002:

 Net operating loss carryforwards and
    impairment losses                                      $       8,550
 Less: valuation allowance                                        (8,550)
                                                           -------------

               Total                                       $           -
                                                           -------------

                        Commodore   conducts  a  periodic   assessment   of  its
                        valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Commodore's liquidity and equity positions. As of December 2002, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.

                        Commodore has net operating loss ("NOL") carryforwards at December 31, 2002 of approximately $25,000 which includes the NOL of Separation, and expire in the years 2003 through 2022. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.


--------------------------------------------------------------------------------
                                                                            F-14

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stockholders'      Common Stock
     Equity             In February 2001 the Company issued 16,800,000 shares of
                        common stock for satisfaction of a liability.  (See Note
                        8)

                        Preferred Stock
                        Commodore has authorized 3,000,000 shares of Series AAA Preferred Stock, par value $.01 per share. The Series AAA Preferred Stock pays non-cumulative annual dividends from current earnings of $.10 per share and has a liquidation value of $1.00 per share. The Series AAA Preferred Stock is redeemable by Commodore for $1.00 per share at any time the bid price of Commodore's Common Stock equals or exceeds $1.25 per share and is convertible into shares of Commodore Common Stock at a ratio of two shares of Common Stock for each share of Preferred. The Series AAA Preferred shares carry detachable warrants to purchase 6,000,000 shares of Commodore Common Stock at an exercise price of $.10 per share. At December 31, 2002, 1,925,000 shares of Series AAA Preferred Stock remained outstanding.

                        Commodore has authorized 1,600,000 shares of Series B Preferred Stock, par value $.01 per share. The Series B Preferred Stock pays non-cumulative annual dividends from current earnings of $.08 per share (commencing in 1998) and has a liquidation value of $1.00 per share. The Series B Preferred Stock is redeemable by Commodore at any time at a redemption price of $1.10 per share and is convertible into Commodore Common Stock at a ratio of 3 shares of Series B Preferred Stock to 1 share of Common Stock. At December 31, 2002, 1,387,202 shares of Series B Preferred Stock remained outstanding.

                        Commodore has authorized 1,500,000 shares of Series C Preferred Stock, par value of $.01 per share. The Series C Preferred Stock does not pay dividends. At December 31, 2002 and 2001 there were no shares of Series C Preferred Stock outstanding.

--------------------------------------------------------------------------------
                                                                            F-15

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Option       Under the 1997 Stock  Option Plan (the Option  Plan),  a
     Plan               maximum  of  15,000,000   non-qualified   and  3,000,000
                        incentive  stock  options  may be  granted  to  purchase
                        common  stock at the date of  grant.  Under  the  Option
                        Plan,  grants of  non-qualified  options  may be made to
                        selected  officers,   directors,   key  employees,   and
                        consultants without regard to performance measures.  The
                        options may be immediately  exercisable or may vest over
                        time as determined  by the Board of Directors.  However,
                        the maximum  term of an option may not exceed ten years.
                        Options  may not be  transferred  except  by  reason  of
                        death,  with  certain   exceptions  and  termination  of
                        employment   accelerates  the  expiration  date  of  any
                        outstanding options to 3 months from the date of termination.

                                     Number of                 Option Price
                                      Options      Warrants     Per Share
                                   ------------------------------------------

 Outstanding January 1, 2001            9,555,000     3,582,000  $  0.10 - 1.13
      Granted                                   -             -              -
      Exercised                                 -             -              -
      Expired/Forfeited                (1,560,000)   (3,382,000)    0.10 - 1.13
                                   --------------------------------------------

 Outstanding December 31, 2001          7,995,000       200,000     0.10 - 0.29
      Granted                                   -             -              -
      Exercised                                 -             -              -
      Expired                                   -             -              -
                                   --------------------------------------------

 Outstanding December 31, 2002          7,995,000       200,000  $  0.10 - 0.29
                                   --------------------------------------------

                        Options exercisable and available for grant are as follows at December 31, 2002:

                                Options exercisable                 7,955,000

                                Options available for grant         9,755,000


12.  Stock Based        Commodore has adopted the  disclosure-only  provisions
     Compensation       of  Statement of  Financial  Accounting  (SFAS) No. 123,
                        Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. No options were granted in 2002, and therefore there is no pro forma effect on net earnings per share for the year ended December 31, 2002.

--------------------------------------------------------------------------------
                                                                            F-16

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12. Stock Based         The following table summarizes  information  about stock
    Compensation        options and warrants outstanding at December 31, 2002.
    Continued
                           Outstanding                      Exercisable
             -------------------------------------------------------------------
                            Weighted
                             Average     Weighted                   Weighted
   Range of               Remaining       Average                   Average
   Exercise     Number     Contractual   Exercise      Number       Exercise
    Prices    Outstanding     Life         Price     Exercisable     Price
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 $        .10    6,716,000   1.33 years $       0.10    6,716,000 $        0.10
    .28 - .29    1,479,000   3.32 years         0.29    1,479,000          0.29
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 $  .10 - .29    8,195,000   1.69 years $       0.13    8,195,000 $        0.13
 -------------------------------------------------------------------------------


13.  Related Party      Due to Related Parties
     Transactions       Commodore has an 8% note payable to a former  officer of
                        a subsidiary. The principal amount of the loan is $2,250 and is due in 2006. The note is unsecured and requires interest only payments until maturity. Accrued and unpaid interest is $888 as of December 31, 2002, and is included in amounts due to related parties. Interest expense recognized for the years ending December 31, 2002 and 2001 was $180 each year.

                        Commodore has a payable to a company wholly owned by the majority shareholder of Commodore in the amount of $4,217 at December 31, 2002, for cash advances and accrued interest on cash advances at 8.5% recorded in due to related parties. Interest expense recognized for the years ended December 31, 2002 and 2001 was $200 each year.

                        Rent expense from a shareholder under a month to month agreement was approximately $85 and $95 in 2002 and 2001, respectively.


14.  Non-Cash           During  the  year  ended  December  31,  2001  Commodore
     Investing and      exchanged  16,800,000  of its common stock and 6,000,000
     Financing          shares of its  investment  in Applied in exchange  for a
     Activities         liability  of  $4,000.  The  Company  realized a gain of
                        $2,576 on the satisfaction of debt.




--------------------------------------------------------------------------------
                                                                            F-17

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

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

                                                         Years Ended
                                                        December 31,
                                                  --------------------------
                                                      2002        2001
                                                  --------------------------

 Net (loss) income applicable to
   common shareholders                             $      (122) $     1,260

 Weighted average common shares
   outstanding (basic)                              80,290,000   79,086,000
 Employee stock options (Note 11)                          (*)            -
 Series AA Convertible Preferred Stock (Note 10)           (*)            -
 Series B Convertible Preferred Stock (Note 10)            (*)            -
 Series C Convertible Preferred Stock (Note 10)            (*)            -
 Warrants issued in connection with various
   transactions (Note 11)                                  (*)            -
                                                  --------------------------

 Weighted average common shares
   outstanding (diluted)                            80,290,000   79,086,000
                                                  --------------------------

 Net income (loss) per share -
   basic and diluted                               $      (.00) $       .02
                                                  --------------------------

                        (*) Due to Commodore's loss in 2002, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


16.  Acquisitions       Commodore Applied Technologies, Inc.
     and                At December 31, 2002,  Commodore owned approximately 15%
     Reorganizations    of the Common Stock  outstanding  of  Commodore  Applied
                        Technologies, Inc. ("Applied"). Accordingly, Commodore's investment in Applied was accounted for under the lower of cost or market method for February 2001, through December 2002, and under the equity method from January
                        2001 through February 2001.

--------------------------------------------------------------------------------
                                                                            F-18

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


 16.  Acquisitions      Commodore Applied Technologies, Inc. - Continued
      and               During  2001  Commodore  exchanged  6,000,000  shares of
      Reorganizations   Applied common stock for  satisfaction  of  liabilities.
      Continued         The  exchange  resulted  in a gain from sale of stock of
                        $2,576 during the year ended December 31, 2001.

                        Commodore Separation Technologies, Inc.
                        Effective September 28, 1998, Commodore acquired 87% ownership of Separation. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2002 and for the two years then ended. During 2001, Separation Preferred shareholders converted 50,900 shares of Preferred Stock to Separation common stock, reducing the liquidation value of the Preferred Stock to $5,186. For the years ended December 31, 2002 and 2001, Separation did not pay dividends to its Preferred shareholders.

                        Minority Interests in Consolidated Subsidiaries
                        Minority interest in the consolidated financial statements at December 31, 2002 and 2001 consist of the Separation Preferred Stock and accrued unpaid dividends to Separation's preferred stockholders. As of January 1, 2001 the liabilities of Separation exceeded the assets and therefore the losses of Separation for 2002 and 2001 are all attributable to Commodore, the majority common shareholder.

17.  Commitments        Royalties
     and                Commodore  and its related  entities  have  entered into
     Contingencies      agreements  where upon the generation of certain revenue
                        royalties   will  be  accrued  and  paid  under  various
                        technology agreements.

                        Litigation
                        Commodore has matters of litigation arising in the ordinary course of its business which, in the opinion of the management, will not have a material adverse effect on the financial condition or results of operation.

--------------------------------------------------------------------------------
                                                                            F-19

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Recent             Recent Accounting Pronouncements
     Accounting         In June 2001,  the FASB issued  Statement  of  Financial
     Pronounce-         Accounting  Standards  No.  143,  "Accounting  for Asset
     ments              Retirement   Obligations".   This  Statement   addresses
                        financial   accounting  and  reporting  for  obligations
                        associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This
                        Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                        Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

                        In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
                        Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

                        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.


--------------------------------------------------------------------------------
                                                                            F-20

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Recent             Recent Accounting Pronouncements - Continued
     Accounting         In  December   2002,   the  FASB  issued  SFAS  No.  148
     Pronounce-         "Accounting for Stock-Based Compensation--Transition and
     ments              Disclosure--an  amendment  of FASB  Statement  No. 123,"
     Continued          which is  effective  for all fiscal  years  ending after
                        December  15, 2002.  SFAS No. 148  provides  alternative
                        methods of transition for a voluntary change to the fair
                        value  based  method  of  accounting   for   stock-based
                        employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

                        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
                                                                            F-21

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

      16.1            Letter regarding change in certifying accountant. (12)

      *21.1           Subsidiaries of the registrant.

      *99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant by section 906 of the Sarbanes-Oxley Act of 2002 - Bentley Blum

      *99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant by section 906 of the Sarbanes-Oxley Act of 2002 - Andrew Oddi


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

Dated:  March 28, 2003                  COMMODORE ENVIRONMENTAL SERVICES, INC.


                                    By:    /s/ Bentley J. Blum
                                        ----------------------------------------
                                            Bentley J. Blum
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/  Bentley J. Blum     Chairman of the Board, President       March 28, 2003
-----------------------    and Chief Executive Officer
Bentley J. Blum            (principal Executive officer)


  /s/  Jerry Karlik        Director                               March 28, 2003
-----------------------
Jerry Karlik

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Bentley Blum, certify that:

1. I have reviewed this annual report on Form 10-KSB of Commodore Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Environmental Services, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Environmental Services, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Environmental Services, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Environmental Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Environmental Services, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Environmental Services, Inc.'s auditors and the audit committee of Commodore Environmental Services, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Environmental Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Environmental Services, Inc.'s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Environmental Services, Inc.'s internal controls; and

6. Commodore Environmental Services, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Bentley Blum
-------------------------------------
Bentley Blum,
Chief Executive Officer
March 28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Andrew P. Oddi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Commodore Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Environmental Services, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Environmental Services, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Environmental Services, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Environmental Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Environmental Services, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Environmental Services, Inc.'s auditors and the audit committee of Commodore Environmental Services, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Environmental Services, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Environmental Services, Inc.'s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Environmental Services, Inc.'s internal controls; and

6. Commodore Environmental Services, Inc.'s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Andrew P. Oddi
-------------------------
Andrew P. Oddi,
Chief Financial Officer
March 28, 2003