Form 10QSB
period 2003-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2003-05-15
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--                OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
--                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                          87-0275043
         --------                                          ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                              Number)

    150 East 58th Street, Suite 3238                          10155
        New York, New York                                    -----
      ------------------                                    (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800
                                                           --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X      NO
                                      -----      ----

         Number of shares of common stock outstanding at May 14, 2003 (latest practicable date):

                       Issued and Outstanding: 80,796,476
                                               ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   March 31,    December 31,
                                                     2003           2002
                                                   ---------    ------------
                                                  (unaudited)

ASSETS


Cash and cash equivalents                          $      36     $       89
                                                   ---------     ----------

                  TOTAL CURRENT ASSETS                    36             89

Other receivables                                          -             50
Investments and advances                                  90             90
Property and equipment, net                               18             19
Other assets                                              18             18
                                                   ---------     ----------


          TOTAL ASSETS                             $     162     $      266
                                                   =========     ==========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   March 31,     December 31,
                                                     2003           2002
                                                   ---------     -----------
                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $     459     $      459
  Due to related parties                               5,261          5,105
  Deposits                                                53             53
  Other accrued liabilities                              582            582
                                                   ---------     ----------

                  TOTAL CURRENT LIABILITIES            6,355          6,199

Promissory note to related party                       2,250          2,250
                                                   ---------     ----------

                  TOTAL LIABILITIES                    8,605          8,449

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                 33             33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,476                    808            808
    Additional paid in capital                        49,320         49,320
  Accumulated deficit                                (58,197)       (58,197)
  Deficit accumulated in development stage              (382)          (122)
                                                   ---------     ----------

                                                      (8,418)        (8,158)
  Less cost of 506,329 shares of common stock
    held in treasury                                     (25)           (25)
                                                   ---------     ----------

                  TOTAL STOCKHOLDERS' DEFICIT         (8,443)        (8,183)
                                                   ---------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     162     $      266
                                                   =========     ==========



         See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                    Cumulative
                                                                    Amounts from
                                                                     January 1,
                                               Three months ended       2002
                                                    March 31,         (Date of
                                               -------------------  inception of
                                                 2003       2002    Development
                                                   (unaudited)         Stage)
                                               ------------------- -------------

REVENUES                                       $      -   $      -    $      -

COSTS AND EXPENSES

  General and administrative                        178        205         922
  Depreciation and amortization                       1          1           5
                                               --------   --------    --------
     Total costs and expenses                       179        206         927
                                               --------   --------    --------

LOSS FROM OPERATIONS                               (179)      (206)       (927)
                                               --------   --------    --------

Interest income                                      14          -          28
Interest expense                                    (95)       (95)       (475)
Expiration of warrant liability                       -          -         992
                                               --------   --------    --------

NET INCOME (LOSS)                              $   (260)  $   (301)   $   (382)
                                               ========   ========    ========

NET INCOME (LOSS) PER SHARE
   - BASIC AND DILUTED
 (Based on weighted average shares
   in 2003 and 2002 of 80,290,000)             $      -   $      -
                                               ========   ========


           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)



                                                                    Cumulative
                                                                    Amounts from
                                                                     January 1,
                                               Three months ended       2002
                                                    March 31,         (Date of
                                               -------------------  inception of
                                                 2003       2002    Development
                                                   (unaudited)         Stage)
                                               ------------------- -------------
OPERATING ACTIVITIES
  Net income (loss)                            $   (260)  $   (301)   $   (382)
    Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization                   1          1           5
      Expiration of warrant liablility                -          -        (992)
      Interest accrued on related
        party receivable                             95         95         475
    Increase (decrease) in:
      Other receivable                               50          -         100
      Accounts payable and accrued
        liabilities                                   -         (2)        (15)
                                               --------   --------    --------

          NET CASH USED IN OPERATING
          ACTIVITIES                               (114)      (207)       (809)

INVESTING ACTIVITIES                                  -          -           -

FINANCING ACTIVITIES
  Advances from related party                        61        208         797
                                               --------   --------    --------

INCREASE (DECREASE) IN CASH                         (53)         1         (12)

  Cash at beginning of period                        89         48          48
                                               --------   --------    --------

CASH AT END OF PERIOD                          $     36   $     49    $     36
                                               ========   ========    ========



            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2002.

Note B - Contingencies

         Commodore Separation Technologies, Inc., the Company's subsidiary, is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

Note C - Going Concern

         The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, the Company has incurred substantial losses from operations and net cash outflows from operating activities. At March 31, 2003 and December 31, 2002, the Company also has negative working capital and has a net stockholders' deficit.

         The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, profitable operations, external debt, the sale of new shares of company stock or alternative methods such as mergers or sales transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

General
-------

         The current principal business of the Company is to invest in environmental technology companies which consist of its 15% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 85% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business was to separate and extract various solubilized materials from liquid streams. As of November 15, 1995, Separation is a development stage company and has no ongoing operations. As of January 1, 2002, the Company is considered a development stage company.

Results from Operations
-----------------------

     There were no revenues for the three months ended March 31, 2003 or the three months ended March 31, 2002. The Company has no ongoing operations after December 31, 2001.

         General and administrative expenses for the three months ended March 31, 2003 were $179,000 as compared to $205,000 for the three months ended March 31, 2002.

         The Company had a net loss of $260,000 for the three-month period ended March 31, 2003 as compared to a net loss of $301,000 for the three-month period ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At March 31, 2003, the Company had a working capital deficit of $6,319,000 as compared to a working capital deficit of $6,110,000 at December 31, 2002. The Company did not declare or pay dividends on its Series AAA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2003 to satisfy its current operating requirements. As of March 31, 2003, the majority shareholder has advanced a net $4,330,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

         The Company has net operating loss carryforwards which expire in the years 2003 through 2022. The amount of net operating loss carry- forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

ITEM 3.  Controls and Procedures
         -----------------------

         1. Evaluation of disclosure controls and procedures.

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

         2. Changes in internal controls.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b)  Reports on Form 8-K - none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 2003                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                         (Registrant)



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

         b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


/s/ Bentley Blum
-----------------------
Bentley Blum,
Chief Executive Officer
May 14, 2003

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

         b) evaluated the effectiveness of Commodore Environmental Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


/s/ Andrew P. Oddi
-----------------------
Andrew P. Oddi,
Chief Financial Officer
May 14, 2003