Form 10QSB
period 2003-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2003-08-14
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at August 4, 2003 (latest practicable date):

                       Issued and Outstanding: 80,796,476
                                               ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   June 30,       December 31,
                                                     2003            2002
                                                 -----------     -------------
                                                 (unaudited)

ASSETS


Cash and cash equivalents                        $        59     $          89
                                                 -----------     -------------

          TOTAL CURRENT ASSETS                            59                89

Other receivables                                          -                50
Investments and advances                                  90                90
Property and equipment, net                               18                19
Other assets                                              18                18
                                                 -----------     -------------


          TOTAL ASSETS                           $       185     $         266
                                                 ===========     =============

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                  June 30,        December 31,
                                                    2003              2002
                                                 -----------     -------------
                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $       459     $         459
  Due to related parties                               5,570             5,105
  Deposits                                                53                53
  Other accrued liabilities                              582               582
                                                 -----------     -------------

          TOTAL CURRENT LIABILITIES                    6,664             6,199

Promissory note to related party                       2,250             2,250
                                                 -----------     -------------

          TOTAL LIABILITIES                            8,914             8,449

Stockholders' Equity (Deficit):
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                 33                33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,476                    808               808
  Additional paid in capital                          49,320            49,320
  Accumulated deficit                                (58,197)          (58,197)
  Deficit accumulated in development stage              (668)             (122)
                                                 -----------     -------------

                                                      (8,704)           (8,158)
  Less cost of 506,329 shares of common stock
    held in treasury                                     (25)              (25)
                                                 -----------     -------------

          TOTAL STOCKHOLDERS' DEFICIT                 (8,729)           (8,183)
                                                 -----------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       185     $         266
                                                 ===========     =============


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                                          Cumulative
                                                                         Amounts From
                                                                         Jan 1, 2002
                                                                            Date of
                                                                         Inception of
                                    Three months         Six months       Development
                                       ended               ended         Stage Company
                                      June 30,            June 30,         to June 30,
                                   2003      2002     2003      2002        2003
                                 -------   -------   -------   -------   --------------
                                             (unaudited)
REVENUES
  Contract revenues              $     -   $     -   $     -   $     -   $           -

COSTS AND EXPENSES

 General and administrative          191       224       369       429           1,113
 Depreciation and amortization         -         1         1         2               5
                                 -------   -------   -------   -------   -------------
                                     191       225       370       431           1,118
                                 -------   -------   -------   -------   -------------
                                    (191)     (225)     (370)     (431)         (1,118)

Interest income                        -         -        14         -              28
Interest expense                     (95)      (95)     (190)     (190)           (570)
Expiration of warrant liability        -         -         -         -             992
                                 -------   -------   -------   -------   -------------

NET LOSS                         $  (286)  $  (320)  $  (546)  $  (621)  $        (668)
                                 =======   =======   =======   =======   ==============

NET LOSS PER SHARE BASIC AND
 DILUTED (Based on weighted
 average shares of
 80,290,000 *                    $     -   $     -   $     -   $     -


         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                                   Cumulative
                                                                  Amounts From
                                                                  Jan 1, 2002
                                                                     Date of
                                                                  Inception of
                                                  June 30,         Development
                                             2003       2002      Stage Company
                                            -------   -------     --------------
                                               (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                         $  (546)  $  (621)    $        (668)
    Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization               1         2                 5
      Expiration of warrant liablility            -         -              (992)
      Interest accrued on related
        party receivable                        190       190               570
    Increase (decrease) in:
      Other receivable                           50         -               100
      Accounts payable and accrued
        liabilities                               -       (13)              (15)
                                            -------   -------     -------------

          NET CASH USED IN OPERATING
          ACTIVITIES                           (305)     (442)           (1,000)

INVESTING ACTIVITIES                              -         -                 -

FINANCING ACTIVITIES
  Advances from related party                   275       433             1,011
                                            -------   -------     -------------

INCREASE (DECREASE) IN CASH                     (30)       (9)               11

  Cash at beginning of period                    89        48                48
                                            -------   -------     -------------

CASH AT END OF PERIOD                       $    59   $    39     $          59
                                            =======   =======     =============




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note C - Going Concern

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assunption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. The Company has not had significant revenue from operations and has not had any operating activities during the past two fiscal years. Presently, the Company does not have sufficient cash resources to meet its requirements in 2003 or the necessary working capital to develop profitable operationsfrom using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, the issuance of external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

Note D - Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

         Options and warrants to purchase 8,195,000 shares of common stock as of June 30, 2003 and June 30, 2002 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employeee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or six months ended June 30, 2003 or June 30, 2002, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Plan and Results of Operation
         -------------------------------------------

General
-------

         The current principal business of the Company is to invest in environmental technology companies which consist of its 9% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 85% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business was to separate and extract various solubilized materials from liquid streams. As of November 15, 1995, Separation is a development stage company and has no ongoing operations. As of January 1, 2002, the Company is a development stage company.

Results of Operations
---------------------

         There were no revenues for the three or six months ended June 30, 2003 or the three or six months ended June 30, 2002. The Company has no ongoing operations after December 31, 2001.

         General and administrative expenses for the three months ended June 30, 2003 were $191,000 as compared to $224,000 for the three months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 were $369,000 as compared to $429,000 for the six months ended June 30, 2002.

         The Company had a net loss of $286,000 for the three-month period ended June 30, 2003 as compared to a net loss of $320,000 for the three-month period ended June 30, 2002. The Company had a net loss of $546,000 for the six months ended June 30, 2003 as compared to $621,000 for the six months ended June 30, 2002.

Plan of Operation
-----------------

         Without any operating business or material assets, the Company will remain inactive until such time management idetifies strategic opportunities, finds additional funding, completes an acquisition of or merger with an operating company. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed.

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At June 30, 2003, the Company had a working capital deficit of $6,605,000 as compared to a working capital deficit of $6,110,000 at the December 31, 2002. The Company did not declare or pay dividends on its Series AAA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2003 to satisfy its current operating requirements. As of June 30, 2003, the majority shareholder has advanced a net $4,706,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

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

         Bentley Blum who serves as Commodore Environmental Services, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of June 30, 2003 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore

Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -

                Exhibit 31.1 - Certification Pursuant to Section
                302 of the Sarbanes - Oxley Act of 2002.

                Exhibit 31.2 - Certification Pursuant to Section
                302 of the Sarbanes - Oxley Act of 2002.

                Exhibit 32 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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


Date:   August 14, 2003