Form 10QSB
period 2003-09-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2003-11-04
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--      OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--      OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at October 24, 2003 (latest practicable date):

                       Issued and Outstanding: 80,796,476
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                September 30,       December 31,
                                                    2003                2002
                                                -------------       ------------
                                                 (unaudited)

ASSETS


Cash and cash equivalents                       $          31       $        89
                                                -------------       ------------

        TOTAL CURRENT ASSETS                               31                89

Other receivables                                           -                50
Investments and advances                                   90                90
Property and equipment, net                                17                19
Other assets                                               18                18
                                                -------------       ------------


        TOTAL ASSETS                            $         156       $       266
                                                =============       ============

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


                                                September 30,       December 31,
                                                    2003                2002
                                                -------------       ------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                              $         459       $       459
  Due to related parties                                5,825             5,105
  Deposits                                                 53                53
  Other accrued liabilities                               583               582
                                                -------------       ------------

        TOTAL CURRENT LIABILITIES                       6,920             6,199

Promissory note to related party                        2,250             2,250
                                                -------------       ------------

        TOTAL LIABILITIES                               9,170             8,449

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000, issued and
    outstanding 3,312,202                                  33                33
  Common stock, par value $.01 per share
    authorized 100,000,000 and shares
    issued and outstanding 80,796,476                     808               808
  Additional paid in capital                           49,320            49,320
  Accumulated deficit                                 (58,197)          (58,197)
  Deficit accumulated in development stage               (953)             (122)
                                                -------------       ------------

                                                       (8,989)           (8,158)
  Less cost of 506,329 shares of common stock
    held in treasury                                      (25)              (25)
                                                -------------       ------------

        TOTAL STOCKHOLDERS' DEFICIT                    (9,014)           (8,183)
                                                -------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $         156       $       266
                                                =============       ============


           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except Share Data)

                                                                             Cumulative
                                                                            Amounts From
                                                                             Jan 1, 2002
                                                                               Date of
                                                                             inception of
                                        Three months          Nine months     Development
                                            ended               ended        Stage Company
                                          Sept. 30,           Sept. 30,       to Sept 30,
                                       2003       2002      2003      2002      2003
                                      -------   -------   -------   -------  -------------
                                                   (unaudited)

REVENUES
Contract revenues                     $     -   $     -   $     -   $     -   $        -

COSTS AND EXPENSES

   General and administrative             189       212       558       641        1,302
   Depreciation and amortization            1         1         2         3            6
                                      -------   -------   -------   -------   ----------
                                          190       213       560       644        1,308
                                      -------   -------   -------   -------   ----------
                                         (190)     (213)     (560)     (644)      (1,308)

Interest income                             -         -        14         -           28
Interest expense                          (95)      (95)     (285)     (285)        (665)
Expiration of warrant liability             -         -         -         -          992
                                      -------   -------   -------   -------   ----------

NET LOSS                              $  (285)  $  (308)  $  (831)  $  (929)  $     (953)
                                      =======   =======   =======   =======   ==========

NET LOSS PER SHARE BASIC AND
DILUTED (Based on weighted
 average shares of
 80,290,000 *                         $     -   $     -   $  (.01)  $  (.01)


         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                   Cumulative
                                                                 Amounts from
                                                                January 1, 2002
                                                                    Date of
                                           Nine Months Ended      Inception of
                                             September 30,        Development
                                            2003       2002       Stage Company
                                           -------   -------    ----------------
                                              (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                        $  (831)  $  (929)   $          (953)
    Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization              2         3                  6
      Expiration of warrant liablility           -         -               (992)
      Interest accrued on related
        party payable                          285       285                665
    Increase (decrease) in:
      Other receivable                          50         -                100
      Accounts payable and accrued
        liabilities                              1       (16)               (14)
                                           -------   -------    ----------------

          NET CASH USED IN OPERATING
          ACTIVITIES                          (493)     (657)            (1,188)

INVESTING ACTIVITIES                             -         -                  -

FINANCING ACTIVITIES
  Advances from related party                  435       653              1,171
                                           -------   -------    ----------------

INCREASE (DECREASE) IN CASH                    (58)       (4)               (17)

  Cash at beginning of period                   89        48                 48
                                           -------   -------    ----------------

CASH AT END OF PERIOD                      $    31   $    44    $            31
                                           =======   =======    ================


           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Note C - Going Concern

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assunption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. The Company has not had significant revenue from operations and has not had any operating activities during the past two fiscal years. Presently, the Company does not have sufficient cash resources to meet its requirements in 2003 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         Options and warrants to purchase 8,195,000 shares of common stock as of September 30, 2003 and September 30, 2002 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employeee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or nine months ended September 30, 2003 or September 30, 2002, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Plan and Results of Operation
        -----------------------------

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


Results of Operations
---------------------

         There were no revenues for the three or nine months ended September 30, 2003 or the three or nine months ended September 30, 2002. The Company has no ongoing operations after December 31, 2001.

         General and administrative expenses for the three months ended September 30, 2003 were $189,000 as compared to $212,000 for the three months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003 were $558,000 as compared to $641,000 for the nine months ended September 30, 2002.

         The Company had a net loss of $285,000 for the three-month period ended September 30, 2003 as compared to a net loss of $308,000 for the three-month period ended September 30, 2002. The Company had a net loss of $831,000 for the nine months ended September 30, 2003 as compared to $929,000 for the nine months ended September 30, 2002.

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

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At September 30, 2003, the Company had a working capital deficit of $6,889,000 as compared to a working capital deficit of $6,110,000 at the December 31, 2002. The Company did not declare or pay dividends on its Series AAA Preferred Stock.

         The Company anticipates that it will need additional financing throughout 2003 to satisfy its current operating requirements. As of September 30, 2003, the majority shareholder has advanced a net $4,996,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

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

         Bentley Blum who serves as Commodore Environmental Services, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2003 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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


                                       COMMODORE ENVIRONMENTAL SERVICES, INC.
                                       (Registrant)


                                       By /s/ Andrew P. Oddi
                                       ----------------------------------
                                       Andrew P. Oddi - Vice President
                                       Treasurer
                                       (As both a duly authorized
                                       Officer of the Registrant
                                       and the Chief Accounting
                                       Officer of the Registrant)




Date: November 4, 2003