Form 10KSB
period 2003-12-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2004-03-30
CIK 71528

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

                   For the fiscal year ended December 31, 2003

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

        Title of Each Class                     Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share                       None

Securities registered pursuant to Section 12(g) of the Act:  Not Applicable

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of February 29, 2004 with an aggregate market value of approximately $275,000 (based upon the average of the bid and asked prices of the Common Stock on February 29, 2004 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of February 29, 2004, 81,721,143 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------   --------

GENERAL

         Commodore Environmental Services, Inc. (the "Company") owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of January 31, 2004, the Company owned approximately 7% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)") and (ii) management of hazardous, mixed and radioactive waste.

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

         In April 2000, Separation was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that Separation had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations contract specified amounts. Separation had made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, Separation has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, Separation closed its Kennesaw, Georgia facility. As a result, Separation transferred approximately $227,000 of lab equipment and furniture and fixtures to the Company, the owner of 85% of the issued and outstanding common stock of Separation, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released. In 2003, all of the equipment was disposed of.

         As a result of the closure, the Company recorded an impairment reserve totaling $949,000 for inventory obsolescence, long-lived assets and intangible assets in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company had no ongoing operations since December 31, 2000.

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

EMPLOYEES

         As of December 31, 2003, the Company (including all of its direct and indirect subsidiaries) had a total of 5 full-time employees. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

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

         The Company also leases approximately 2,700 square feet of space in Great Neck, New York at a rental expense of approximately $77,000 per annum. The lease on the Great Neck space expires in March 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ----------------------------------------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.01 per share (the "Common Stock"), traded publicly on the Nasdaq System ("Nasdaq") under the symbol COES from January 1, 1988 to December 26, 1989. On December 26, 1989, the Common Stock ceased to be quoted on Nasdaq and began trading in the over-the-counter market in the so-called "pink sheets" of the National Quotation Bureau, Inc. and the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"), where it is currently traded under the symbol COES. On January 31, 2004, there were approximately 2,100 holders of record of Common Stock.

         The following table sets forth, for the fiscal years shown, the high and low bid prices (rounded to the nearest cent) for the Common Stock as quoted by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                            High         Low
                                                            ----         ----
Fiscal 2003
      First Quarter................................        $0.01       $0.001
      Second Quarter...............................         0.01        0.001
      Third Quarter................................         0.01        0.001
      Fourth Quarter...............................         0.01        0.001

Fiscal 2002
      First Quarter................................         0.01        0.01
      Second Quarter...............................         0.01        0.01
      Third Quarter................................         0.01        0.01
      Fourth Quarter...............................         0.01        0.01

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------   -----------------------------------------------------------

OVERVIEW

         The Company owns interests in diverse environmental, chemical and other businesses with a focus on new technologies that may have an impact upon their markets. As of January 31, 2004, the Company owned approximately 7% of Commodore Applied Technologies, Inc. ("Applied"), which through its operating companies, provides a range of engineering, technical, and financial services to the public and private sectors related to (i) remediating contamination in soils, liquids and other materials and disposing of or reusing certain waste by-products by utilizing its Solvated Electron Technology ("SET(TM)") and (ii) management of hazardous, mixed and radioactive waste.

         As a result of several private placements by the Company and acquisitions and share issuances by Applied since 1997, the Company's ownership interest in Applied decreased to below 20% and therefore the Company accounts for its investment in Applied under the cost method. At December 31, 2003 the Company's investment in Applied is valued at the lower of cost or market. In September 1998, the Company acquired Applied's 87% ownership of Separation. Accordingly, Separation is included in the Consolidated Financial Statements of the Company as of December 31, 2003 and 2002.

         The Company does not expect significant changes in employees, or the purchase or sale of significant assets.

PLAN OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         The Company depends on its funding from the majority shareholder. The President, Chairman and Chief Executive Officer has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

         The Company has experienced net losses during the development stage (2002 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


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

         The Company continued to make quarterly interest payments, the last of which in the amount of $85,000 was made on January 5, 2001. There was a notice of default on February 6, 2001, subsequent to which, the bondholder took possession of the shares pledged to secure the bonds. The bondholder has affirmed that it will not vote any of these shares. Based on the market value of the pledged shares as of February 6, 2001, the collateral had a value of $3,648,000. On February 22, 2001, the Company delivered to the bondholder documents relating to the transfer of the collateral. The Company recorded a gain of $2,576,000 on the transfer of Applied shares to satisfy the indebtedness. The gain represented the excess of the market value of the Applied stock over the Company's recorded basis in the Applied stock.

         The Company has sustained losses of $(1,108,000) and $(122,000) for the years ended December 31, 2003 and 2002. At December 31, 2003 the Company had a working capital deficit of $7,165,000 and a Stockholders' Deficit of $9,291,000 at December 31, 2003. The Company's increase in stockholders' deficit is primarily due to the net loss for the period.

         The Company is dependent upon financing from its majority shareholder. There can be no assurance, however, that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $25,000,000, which expire in the years 2004 through 2023. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A full valuation allowance has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The consolidated financial statements of the Company are included on pages F-1 through F-23 of this Annual Report and are incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES
-------- -----------------------

         Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------   --------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, as of February 29, 2004, are as follows:

Name                 Age     Position
----                 ---     --------

Bentley J. Blum      62      Chairman of the Board, President and Chief
                             Executive Officer

Jerry Karlik         50      Vice President and Director

Andrew P. Oddi       42      Vice President and Treasurer

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2003, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2003, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2003.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee. Bentley J. Blum and Jerry Karlik the Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.
3)       Compliance with applicable government laws, rules and regulations.
4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5)       Accountability for adherence to the code.

         We have not adopted a corporate code of ethics. Our board of directors is considering over the next year, establishing such a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION.
-------  ----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of compensation paid by the Company and/or its affiliates paid in excess of $100,000 and allocated to the Company's operations for services rendered during each of 2003, 2002, and 2001 to the Company's Chief Executive Officer at December 31, 2003.

                           Summary Compensation Table

                                               Annual Compensation                                    Long-Term Compensation
                                 -------------------------------------------      --------------------------------------------------
                                                                       Other                     Securities
                                                                      Annual      Restricted       Under-                  All Other
                                                                     Compen-        Stock          Lying       LTIP        Compen-
         Name and                          Salary       Bonus        Sation       Award(s)        Options      Payouts     sation
     Principal Position         Year         ($)         ($)           ($)           ($)            (#)         ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------

Bentley J. Blum                2003         -0-          -0-          -0-            -0-            -0-          -0-          -0-
Chief Executive Officer        2002         -0-          -0-          -0-            -0-            -0-          -0-          -0-
                               2001         -0-          -0-          -0-            -0-            -0-          -0-          -0-

--------------------------------

STOCK OPTIONS

         No stock options were granted during the year ended December 31, 2003 or 2002 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan (the "Plan") and otherwise. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2003. In 2003, stock options to purchase 6,505,000 shares of common stock expired.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan and otherwise at December 31, 2003 by the individuals listed in the Summary Compensation Table.

 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

                                -------------------  -------------------  ---------------------------------  ----------------------

                                                                                      Number Of                     Value Of
                                                                                     Securities                   Unexercised
                                                                                     Underlying                   In-The-Money
                                                                                     Unexercised                    Options
                                                                                       Options                  At Fiscal Year-
                                      Shares                Value               At Fiscal Year-End(#)                End($)
             Name                   Acquired On           Realized                  Exercisable/                  Exercisable/
                                   Exercise (#)            ($)(1)                   Unexercisable               Unexercisable(2)
----------------------------------------------------------------------------------------------------------------------------------

 Bentley J. Blum                         -0-                  -0-                        -0-/-0-                    -0-/-0-

 Jerry Karlik                            -0-                  -0-                        -0-/-0-                    -0-/-0-


         (1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

         (2) Represents the difference between the last reported sale price of the Common Stock on December 31, 2003, and the exercise price of the option multiplied by the applicable number of options exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive Officer Compensation

         Base Salaries. In 2003, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company. For 2003, 2002 and 2001 no incentive bonuses were paid to any officers or employees.

         Stock Options. The Compensation Committee has the power to grant stock options under the Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price. No options were granted in 2003, 2002 or 2001.

         Impact of Section 162(m) of the Internal Revenue Code

         The Company's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary
Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Company also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 2003 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 2003, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  ---------------------------------------------------------------

         The following table sets forth certain information, as of December 31, 2003, with respect to the beneficial ownership of Company Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------      ---------------------------

Bentley J. Blum.............................             30,479,737(3)                      37.3%

Paul E. Hannesson...........................              5,800,000(4)                       7.1%

Credit Agricole Deux Sevres.................             16,800,000(5)                      20.6%

All executive officers
  and directors as
  a group (2 persons).......................             34,979,737                         37.9%

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

(3) Represents Mr. Blum's beneficial ownership of 28,479,737 shares, his spouse's ownership of 2,000,000 shares of Common Stock of the Company, representing together 37.3% of the outstanding shares of Company Common Stock at March 22, 2001. Does not include 450,400 shares of Common Stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Common Stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Common Stock owned by his spouse, mother and father.

(4) Consists of an aggregate of: (i) 2,650,000 shares of Company Common Stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson; (ii) 2,650,000 shares of Company Common Stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse; (iii) 500,000 shares of Company Common Stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 share of Company Common Stock, representing collectively 7.1% of the outstanding shares of Company Common Stock. Does not include 1,000,000 shares of Company Common Stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Company Common Stock owned by or for the benefit of his spouse and children.

(5)   Consists of the number of shares of Company Common Stock owned.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

         None

                                     PART IV
                                     -------

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

         The following documents are filed as part of this Annual Report:

                                                                        Page No.
                                                                        --------
Financial Statements.
---------------------

Commodore Environmental Services, Inc.

         Independent Auditor's Report....................................  F-1

         Consolidated Balance Sheet as of December 31, 2003..............  F-3

         Consolidated Statements of Operations for the years
                  ended December 31, 2003 and 2002 and cumulative
                  amounts from January 1, 2002 (date of inception
                  of development stage company) to December 31, 2003.....  F-4

         Consolidated Statements of Stockholders' Equity (Deficit)
                  for the years ended December 31, 2003 and 2002.........  F-5

         Consolidated Statement of Cash Flows for the years ended
                  December 31, 2003 and 2002 and cumulative
                  amounts from January 1, 2002 (date of inception
                  of development stage company) to December 31, 2003.....  F-6

         Notes to Consolidated Financial Statements......................  F-7

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------- --------------------------------------

         For the fiscal year ended December 31, 2003, we have been billed $6,000 for professional services rendered for the audit of our financial statements. We have also been billed $4,027 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the year then ended

         The Company was also billed $795 in other fees for the year ended December 31, 2003.

Exhibits.
---------

Exhibits No.          Description
------------          -----------

      3.1          Certificate  of  Incorporation  of  Commodore   Environmental
                   Services, Inc. (1)

      3.2 Certificate of Stock Designation of Commodore Environmental Services, Inc. (4)

      3.3          By-Laws of Commodore Environmental Services, Inc. (1)

      10.1 Certificate from the State of Vermont for Harvest American Insurance Company. (1)

      10.2 Option Agreement, dated March 15, 1993, and among Commodore Environmental Services, Inc. and the Principal Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (2)

      10.3         Option  Agreement,   dated  March  15,  1993,  by  and  among
                   Commodore  Environmental  Services,  Inc. and Paul Hannesson.
                   (2)

      10.4 Option Agreement, dated March 15, 1993, by and among Commodore Environmental Services, Inc. and the Principal
                   Shareholders and Board of Directors of A.L. Sandpiper Corporation and CFC Technologies, Inc. (2)

      10.5 Agreement and Plan of Merger dated as of June 24, 1993 between the Company, Sandpiper, its principal shareholders and ALS Acquisition Corp. (3)

      10.6 Employment Agreements between Sandpiper and Abel and Augur, respectively. (3)

      10.7         Non-competition  Agreements  between  Sandpiper  and Abel and
                   Augur. (3)

      10.8         Form of the Company's Warrant. (3)

      10.9 Stock Option Agreements between the Company and Abel and Augur, respectively. (3)

      10.10        Security Agreement between Sandpiper and the Company. (3)

      10.11        Escrow  Agreement   between  the  Company,   Sandpiper,   its
                   principal shareholders and counsel to the parties. (3)

      10.12 $125,000 Non-Recourse, Non-Negotiable, secured Promissory Note from Albert and Connie Abel to the Company. (3)

      10.13 Tax and loan Indemnity Agreement between the Company and Albert Abel and Connie Abel. (3)

      10.14 Agreement and Plan of Merger dated July 28, 1993 between the Company, CFC, Abel, Augur and CFC Acquisition Corp. (3)

      10.15        Securities   Purchase  Agreement  by  and  between  Commodore
                   Environmental Services, Inc. and purchasers of Series "AA" Preferred Stock. (4)

      10.16        Bond   Purchase    Agreement   by   and   between   Commodore
                   Environmental Services, Inc. and purchasers of Convertible Bonds. (4)

      10.17        Stock Option  Agreement,  dated  November  22,  1993,  by and
                   between  Commodore   Environmental  Services,  Inc.  and  Jim
                   DeAngelis. (4)

      10.18 Employment Agreement, dated January 1, 1994, by and between Commodore Environmental Services, Inc. and Jim DeAngelis. (4)

      10.19 Assignment of Technology Agreement, dated December, 1995, by and between Commodore Membrane Technologies, Inc. and Sri Kilambi. (5)

      10.20 Stock Option Agreement, dated as of February 16, 1996, by and between Commodore Environmental Services, Inc. and Paul E. Hannesson. (5)

      10.21 Form of Employment Agreement by and between the Company and Paul E. Hannesson. (6)


      *21.1        Subsidiaries of the registrant.

      *31.1 Commodore Environmental Services, Inc. & Subsidiaries Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      *31.2 Commodore Environmental Services, Inc. & Subsidiaries Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      *32.1 Commodore Environmental Services, Inc. & Subsidiaries Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *32.2 Commodore Environmental Services, Inc. & Subsidiaries Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    ----------------------------------
    *   Filed herewith.


      (1) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14, 1988.

      (2) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated March 23, 1993.

      (3) Incorporated by reference to Exhibit 10 in the Registrant's Form 8-K dated August 10, 1993.

      (4) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K dated April 14,1994.

      (5) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1995 filed with the Commission on April 12, 1996.

      (6) Incorporated by reference to Exhibit 10 in the Registrant's Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on April 15, 1997.

Reports on Form 8-K:
--------------------

         On December 3, 2003, the Company filed a Current Report on Form 8-K dated November 24, 2003, disclosing under Item 5: 1) correspondence from the counsel of Caisse Regionale de Credit Agricole Charante-Maritme Deux-Sevres ("CADS") regarding CADS seeking repayment of a portion of the outstanding bonds referred to in the Company's Form 8-K filed on February 6, 2001, and 2) the Company's response.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2004              COMMODORE ENVIRONMENTAL SERVICES, INC.


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

  /s/  Bentley J. Blum    Chairman of the Board, President        March 29, 2004
-----------------------   and Chief Executive Officer
Bentley J. Blum           (principal Executive officer)


  /s/  Jerry Karlik       Director                                March 29, 2004
-----------------------
Jerry Karlik

COMMODORE ENVIRONMENTAL SERVICES, INC.
AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2003

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                                                           Index

--------------------------------------------------------------------------------




                                                                         Page
                                                                         ----


Independent Auditor's Report                                              F-1


Consolidated Balance Sheet as of December 31, 2003                        F-3


Consolidated Statement of Operations for the years
  ended December 31, 2003 and 2002 and cumulative
  amounts from January 1, 2002 (date of inception of
  development stage company) to December 31, 2003                         F-4


Consolidated Statement of Stockholders' Deficit for
  the years ended December 31, 2003 and 2002                              F-5


Consolidated Statement of Cash Flows for the years
  ended December 31, 2003 and 2002 and cumulative
  amounts from January 1, 2002 (date of inception of
  development stage company) to December 31, 2003                         F-6


Notes to Consolidated Financial Statements                                F-7

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Commodore Environmental Services, Inc.


We have audited the consolidated balance sheet of Commodore Environmental Services, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and cumulative amounts from January 1, 2002 (date of inception of development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commodore Environmental Services, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and cumulative amounts from January 1, 2002 (date of inception of development stage company), in conformity with accounting principles generally accepted in the United States of America.

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




/s/  Tanner + Co.


Salt Lake City, Utah
February 7, 2004


                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                           AND SUBSIDIARIES
                                                                              (A Development Stage Company)

                                                                                 Consolidated Balance Sheet

                                                                                          December 31, 2003
                                                   (Amounts in thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------------

              Assets
              ------
Current assets:
     Cash and cash equivalents                                                             $            46
                                                                                           ----------------

                  Total current assets                                                                  46

Investment                                                                                              90
Property and equipment, net                                                                             16
Deposits                                                                                                18
                                                                                           ----------------

                  Total assets                                                             $           170
                                                                                           ----------------

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                                                      $           459
     Due to related parties                                                                          6,117
     Other accrued liabilities                                                                         582
     Unearned revenue                                                                                   53
                                                                                           ----------------

                  Total current liabilities                                                          7,211

Promissory note to related party                                                                     2,250
                                                                                           ----------------

                  Total liabilities                                                                  9,461
                                                                                           ----------------

Minority interests in consolidated subsidiaries                                                          -
Commitments and contingencies
Stockholders' deficit:
     Preferred Stock, par value $.01 per share, 10,000,000 shares
       authorized, 1,913,202 shares issued and outstanding                                              19
     Common Stock, par value $.01 per share, 100,000,000 shares
       authorized, 81,721,143 shares issued and outstanding                                            817
     Additional paid-in capital                                                                     49,325
     Accumulated deficit                                                                           (58,197)
     Deficit accumulated in development stage                                                       (1,230)
                                                                                           ----------------

                                                                                                    (9,266)

Less 506,329 common shares of treasury stock at cost                                                   (25)
                                                                                           ----------------

                  Total stockholders' deficit                                                       (9,291)
                                                                                           ----------------

                  Total liabilities and stockholders' deficit                              $           170
                                                                                           ----------------

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

                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                           AND SUBSIDIARIES
                                                                              (A Development Stage Company)
                                                                       Consolidated Statement of Operations

                                                   (Amounts in thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                           Amounts from
                                                                                         January 1, 2002
                                                                  Years Ended                (date of
                                                                  December 31,             inception of
                                                         ---------------------------    Development Stage
                                                               2003           2002          Company)
                                                         --------------------------------------------------
Contract revenues                                        $           -   $            -    $             -
                                                         --------------------------------------------------

Costs and expenses:
     General and administrative                                    739              744              1,483
     Depreciation and amortization                                   3                4                  7
                                                         --------------------------------------------------

                  Total costs and expenses                         742              748              1,490
                                                         --------------------------------------------------

Loss from operations                                              (742)            (748)            (1,490)

Interest income                                                     14               14                 28
Interest expense to related parties                               (380)            (380)              (760)
Expiration of warrant liability                                      -              992                992
                                                         --------------------------------------------------

(Loss) income before income taxes and minority interests        (1,108)            (122)            (1,230)
Income tax benefit (provision)                                       -                -                  -
                                                         --------------------------------------------------

(Loss) income before minority interests                         (1,108)            (122)            (1,230)
Minority interests in consolidated subsidiaries                      -                -                  -
                                                         --------------------------------------------------

                  Net (loss) income                      $      (1,108)  $         (122)   $        (1,230)
                                                         --------------------------------------------------

Net (loss) income per share - basic and diluted          $        (.01)  $            -
                                                         ------------------------------

Number of weighted average shares outstanding -
  basic and diluted                                         80,475,000       80,290,000
                                                         ------------------------------

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

                                                                                              COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                                                    AND SUBSIDIARIES
                                                                                                       (A Development Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit

                                                                                              Years Ended December 31, 2003 and 2002
                                                                            (Amounts in thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                              Deficit
                                                                   Additional               Accumulated in    Common       Total
                              Preferred Stock     Common Stock     Paid-in    Accumulated   Development    Stock Held  Stockholders'
                             Shares    Amount    Shares    Amount  Capital      Deficit        Stage       In Treasury    Deficit
                           ---------------------------------------------------------------------------------------------------------
Balance, January 1,
2002                        3,312,202 $   33   80,796,476 $   808 $   49,320  $ (58,197)   $         -     $     (25) $      (8,061)

Net loss                            -      -            -       -          -          -           (122)            -           (122)
                           ---------------------------------------------------------------------------------------------------------

Balance, December 31,
2002                        3,312,202     33   80,796,476     808     49,320    (58,197)          (122)          (25)        (8,183)

Conversion of preferred
stock                      (1,399,000)   (14)     924,667       9          5          -              -             -              -

Net loss                            -      -            -       -          -          -         (1,108)            -         (1,108)
                           ---------------------------------------------------------------------------------------------------------

Balance, December 31,
2003                        1,913,202 $   19   81,721,143 $   817 $   49,325  $ (58,197)   $    (1,230)    $     (25) $      (9,291)
                           ---------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.                                          F-5

                                                                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                                           AND SUBSIDIARIES
                                                                              (A Development Stage Company)
                                                                       Consolidated Statement of Cash Flows

                                                   (Amounts in thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                             Amounts from
                                                                                           January 1, 2002
                                                                       Years Ended            (date of
                                                                       December 31,          inception of
                                                                ------------------------  Development Stage
                                                                    2003        2002          Company)
                                                                -------------------------------------------

Cash flows from operating activities:
     Net (loss) income                                          $     (1,108)  $    (122)  $         (1,230)
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
         Depreciation                                                      3           4                  7
         Expiration of warrant liability                                   -        (992)              (992)
         Interest accrued on related party payables                      380         380                760
     Changes in assets and liabilities:
         Receivable                                                       50          50                100
         Accounts payable                                                  -         (15)               (15)
                                                                -------------------------------------------

                  Net cash used in operating activities                 (675)       (695)            (1,370)
                                                                -------------------------------------------

Cash flows from investing activities:                                      -           -                  -
                                                                -------------------------------------------

Cash flows from financing activities-
     borrowings from related parties                                     632         736              1,368
                                                                -------------------------------------------

(Decrease) increase in cash and cash equivalents                         (43)         41                 (2)

Cash and cash equivalents, beginning of period                            89          48                 48
                                                                -------------------------------------------

Cash and cash equivalents, end of period                        $         46   $      89   $             46
                                                                -------------------------------------------

Supplemental disclosure of cash flow information:

         Interest paid                                          $          -   $       -   $              -
                                                                -------------------------------------------

         Income taxes paid                                      $          -   $       -   $              -
                                                                -------------------------------------------

(See Note 14 for non-cash financing activities)


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

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2003 and 2002
                        (Amounts in thousands, except shares and per share data)
--------------------------------------------------------------------------------


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

                        As discussed in Note 16, during the periods represented by these financial statements, Commodore has experienced significant changes in the ownership structure of its two publicly held affiliates, Commodore Applied Technologies, Inc. ("Applied") and Commodore Separation Technologies, Inc. ("Separation"). The following table summarizes the related party ownership structure of these entities for the two year period ended December 31, 2003:

                           Applied                       Separation
                           -------                       ----------

January 1, 2002    15 percent owned by Commodore     85 percent owned by
                   and accounted for under lower     Commodore and consolidated
                   of cost or market method          with Commodore


During 2002                     -                              -

December 31, 2002  15 percent owned by Commodore     85 percent owned by
                   and accounted for under lower     Commodore and consolidated
                   of cost or market method          with Commodore


During 2003        Applied issued additional                     -
                   shares of its common stock,
                   effectively diluting
                   Commodore's ownership of
                   Applied by 8 percent

December 31,       7 percent owned by Commodore      85 percent owned by
2003               and accounted for under lower     Commodore and consolidated
                   of cost or market method          with Commodore

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Principles of Consolidation
     Significant        The  consolidated   financial   statements  include  the
     Accounting         accounts   of   Commodore    and   its    majority-owned
     Policies           subsidiaries Harvest American Corp., Commodore Oil & Gas
                        Corporation,  Commodore  Environmental Services, LLC and
                        Commodore Separation Technologies,  Inc. All significant
                        intercompany   balances  and   transactions   have  been
                        eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method. Investments in affiliates owned by less than 20% are accounted for using the lower of cost or market method. In February
                        2001, Commodore's investment in Applied fell below 20% and is being accounted for under the lower of cost or market method (see Note 16).

                        In September 1998, Commodore acquired an 87% ownership of Commodore Separation Technologies, Inc. ("Separation") which became 85% owned in 2001 upon the conversion of 58,900 shares of preferred stock by other shareholders. Accordingly, Separation is included in the consolidated financial statements of Commodore as of December 31, 2003 and for the two years then ended (see
                        Note 16).

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

                        Stock Compensation
                        At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Summary of         Stock Compensation - Continued
     Significant
     Accounting
     Policies
     Continued                                        Years Ended December 31,
                                                  -----------------------------
                                                     2003           2002
                                                 -----------------------------

 Net (loss) income, as reported                  $     (1,108) $        (122)
 Deduct:
    Total stock- based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
 effects                                                     -              -
                                                 -----------------------------

 Pro forma net (loss) income                     $     (1,108) $        (122)
                                                 -----------------------------

 (Loss) earnings per share:
    Basic and diluted - as reported              $       (.01) $        (.00)
                                                 -----------------------------

    Basic and diluted - pro forma                $       (.01) $        (.00)
                                                 -----------------------------

                        Unearned Revenue
                        Separation has unearned revenues of $53 at December 31, 2003, related to the contracts described in the revenue recognition policy.

                        Revenue Recognition
                        In February 1998 and November 1997, Separation entered into two contracts with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1999, Separation had begun work on the first contract, however it had not yet commenced work on the second contract and accordingly, had not recorded revenue related to the second contract during 1999. As of December 31, 2000, Separation had discontinued its work on the first contract and terminated its second contract. Thus, no revenue was recorded during 2003 and 2002 related to these contracts.

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

                        Fair Value of Financial Instruments
                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There are no material differences between the fair value of financial instruments and the recorded book value as of December 31, 2003.

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

                        Reclassifications
                        Certain   balances  in  the  years  of  2002  have  been
                        reclassified to conform with the year 2003 presentation.

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Going              The accompanying  consolidated financial statements have
     Concern            been prepared under the  assumption  that Commodore will
                        continue   as   a   going   concern.   Such   assumption
                        contemplates  the realization of assets and satisfaction
                        of  liabilities  in the normal  course of  business.  As
                        shown in the  financial  statements  for the years ended
                        December  31,  2003 and  2002,  Commodore  has  incurred
                        substantial losses from operations and net cash outflows
                        from  operating   activities.   At  December  31,  2003,
                        Commodore  also has negative  working  capital and has a
                        net  stockholders'   deficit.   These  conditions  raise
                        substantial   doubt  about  the  Company's   ability  to
                        continue as a going concern.

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

4.   Investment         The  investment  consists of  Commodore's  investment in
                        Applied,  recorded  at  $90 at  December  31,  2003.  As
                        described  in notes 1, 2, and 16, the  Company  accounts
                        for its  investment  in  Applied on the lower of cost or
                        market  method.  At December 31, 2003 the Company  owned
                        8,382,000  shares   representing   approximately  7%  of
                        Applied.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Property           Property  and  equipment  consist  of the  following  at
     and                December 31, 2003:
     Equipment

                        Furniture, fixtures, and equipment          $       100

                        Less: accumulated depreciation
                          and amortization                                  (84)
                                                                    ------------

                        Net property and equipment                  $        16
                                                                    ------------


6.   Other              Other  accrued  liabilities  consist of the following at
     Accrued             December 31, 2003:
     Liabilities

                        Loss reserve (see Note 8)                   $       400
                        Environmental clean-up reserve                      121
                        Accrued property tax                                 13
                        Other                                                48
                                                                    ------------

                                                                    $       582
                                                                    ------------

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


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Warrant            During  2002  the  remaining  warrants  expired  and the
     Liability          Company  recognized  income from the  expiration  of the
     Continued          warrants  in the amount of the  remaining  liability  of
                        $992.

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

                        In February 2001 the bondholders took the collateral securing the bonds and Commodore issued to the bondholders 16,800,000 shares of its common stock and transferred to the bondholders 6,000,000 shares of Applied's common stock owned by Commodore. Commodore recorded a gain of $2,576 upon the transfer of Applied shares which represents the excess of the market value of the stock over the Commodore's recorded basis in the stock. Commodore's Common Stock issued and the Applied Common Stock issued were valued at the market trading price. The fair market value of the collateral assets taken by the bondholders totaled approximately $3,648.

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Gain on Sale       The bondholders have claimed that the debt relief should
     of Stock           be calculated  based on the amount they were  ultimately
     Continued          able to realize from the sale of the 16.8million  shares
                        of the Company's common stock and the 6 million shares of Applied common stock rather than the value of such shares on the date they were transferred.

                        While the Company disputes this, it is in the process of attempting to resolve this outstanding dispute. The Company has accrued $400, which it estimates as the amount that will be required to settle this dispute.

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

                        The provision for income taxes results in an effective tax rate which differs from federal income tax rates as follows for the years ended December 31:

                                               2003           2002
                                          -------------------------------

 Expected tax (benefit) expense
    at federal statutory rate              $        (377)  $        (40)
 State income taxes, net of
    federal income tax expense (benefit)             (94)           (10)
 Change in valuation allowance                       471             50
                                          -------------------------------

 Income tax (benefit) expense              $           -   $          -
                                          -------------------------------


                        The components of the net deferred income tax are as follows as of December 31, 2003:

 Net operating loss carryforwards and
    impairment losses                                      $       8,550
 Less: valuation allowance                                       (8,550)
                                                          ---------------

               Total                                       $           -
                                                          ---------------


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Income             Commodore   conducts  a  periodic   assessment   of  its
     Taxes              valuation   allowance.   Factors   considered   in   the
     Continued          evaluation  include recent and expected  future earnings
                        and Commodore's liquidity and equity positions. As of December 2003, Commodore has established a valuation allowance for the entire amount of net deferred tax assets.

                        Commodore has net operating loss ("NOL") carryforwards at December 31, 2003 of approximately $25,000 which includes the NOL of Separation, and expire in the years 2004 through 2022. The NOL carryforwards are limited to use against future taxable income due to changes in ownership and control. If a substantial change in Commodore's ownership should occur, there would be an annual limitation of the amount of NOL carryforwards which could be utilized.

10.  Stockholders'      Preferred Stock
     Equity             Commodore has authorized  3,000,000 shares of Series AAA
                        Preferred  Stock,  par value $.01 per share.  The Series
                        AAA Preferred Stock pays non-cumulative annual dividends
                        from  current  earnings  of  $.10  per  share  and has a
                        liquidation  value of $1.00 per  share.  The  Series AAA
                        Preferred Stock is redeemable by Commodore for $1.00 per
                        share at any time the bid  price of  Commodore's  Common
                        Stock   equals  or  exceeds   $1.25  per  share  and  is
                        convertible  into shares of Commodore  Common Stock at a
                        ratio of two  shares of Common  Stock for each  share of
                        Preferred.   The  Series  AAA  Preferred   shares  carry
                        detachable  warrants  to  purchase  6,000,000  shares of
                        Commodore  Common Stock at an exercise price of $.10 per
                        share.  In October  2003,  275,000  shares of Series AAA
                        Preferred  Stock were  converted  into 550,000 shares of
                        Commodore Common Stock. At December 31, 2003,  1,650,000
                        shares   of  Series   AAA   Preferred   Stock   remained
                        outstanding.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stockholders'      Preferred Stock - Continued
     Equity             Commodore has  authorized  1,600,000  shares of Series B
     Continued          Preferred  Stock, par value $.01 per share. The Series B
                        Preferred  Stock pays  non-cumulative  annual  dividends
                        from current  earnings of $.08 per share  (commencing in
                        1998) and has a  liquidation  value of $1.00 per  share.
                        The Series B Preferred  Stock is redeemable by Commodore
                        at any time at a redemption price of $1.10 per share and
                        is convertible into Commodore Common Stock at a ratio of
                        3  shares  of  Series  B  Preferred  Stock to 1 share of
                        Common  Stock.  In  October  2003,  1,124,000  shares of
                        Series B Preferred  Stock were  converted  into  374,667
                        shares of Commodore  Common Stock. At December 31, 2003,
                        263,202 shares of Series B Preferred Stock remained outstanding.

                        Commodore has authorized 1,500,000 shares of Series C Preferred Stock, par value of $.01 per share. The Series C Preferred Stock does not pay dividends. At December 31, 2003 there were no shares of Series C Preferred Stock outstanding.

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


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Option
     Plan
     Continued                        Number of                  Option Price
                                      Options       Warrants      Per Share
                                   --------------------------------------------

 Outstanding January 1, 2002            7,995,000       200,000 $  0.10 - 0.29
      Granted                                   -             -              -
      Exercised                                 -             -              -
      Expired/Forfeited                         -             -              -
                                   --------------------------------------------

 Outstanding December 31, 2002          7,995,000       200,000    0.10 - 0.29
      Granted                                   -             -              -
      Exercised                                 -             -              -
      Expired                          (6,505,000)     (200,000)          0.10
                                   --------------------------------------------

 Outstanding December 31, 2003          1,490,000             - $  0.10 - 0.29
                                   --------------------------------------------

                        Options exercisable and available for grant are as follows at December 31, 2003:

                        Options exercisable                        1,490,000

                        Options available for grant               16,510,000



12. Stock Based Commodore has adopted the disclosure-only provisions of Statement of Financial Compensation Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation.
                           Accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. No options were granted in 2003, and therefore there is no pro forma effect on net earnings per share for the year ended December 31, 2003.

                           The following table summarizes information about stock options and warrants outstanding at December 31, 2003.


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stock Based
     Compensation
     Continued
                          Outstanding                      Exercisable
            -------------------------------------------------------------------
                           Weighted
                            Average     Weighted                   Weighted
   Range of               Remaining       Average                   Average
   Exercise     Number     Contractual   Exercise      Number       Exercise
    Prices    Outstanding     Life         Price     Exercisable     Price
 -------------------------------------------------------------------------------

         .10      740,000   2.22 years $       0.10      740,000 $        0.10
         .29      750,000   3.33 years         0.29      750,000          0.29
 ------------------------------------------------------------------------------

   .10 - .29    1,490,000   2.78 years $       0.20    1,490,000 $        0.20
 ------------------------------------------------------------------------------

13.  Related Party      Due to Related Parties
     Transactions       Commodore has an 8% note payable to a former  officer of
                        a subsidiary. The principal amount of the loan is $2,250
                        and is due in 2006.  The note is unsecured  and requires
                        interest  only  payments  until  maturity.  Accrued  and
                        unpaid  interest is $1,068 as of December 31, 2003,  and
                        is  included  in  amounts  "due  to  related   parties."
                        Interest   expense   recognized  for  the  years  ending
                        December 31, 2003 and 2002 was $180 each year.

                        Commodore has a payable to a company wholly owned by the majority shareholder of Commodore in the amount of $5,049 at December 31, 2003, for cash advances and accrued interest on cash advances at 4% recorded in "due to related parties." Interest expense recognized for the years ended December 31, 2003 and 2002 was $200 each year.

                        Rent expense to a  shareholder  under a lease  agreement
                        was   approximately  $88  and  $85  in  2003  and  2002,
                        respectively.

14.  Non-cash           During 2003, preferred shareholders elected to convert a
     Activities         total of 1,399,000  preferred shares into 924,667 shares
                        of common stock. This decreased preferred stock by $14, increased common stock by $9 and increased additional paid-in capital by $5.

--------------------------------------------------------------------------------

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

                                                   Years Ended December 31,
                                               -----------------------------
                                                      2003          2002
                                               -----------------------------
 Net (loss) income applicable to
   common shareholders                          $      (1,108) $       (122)

 Weighted average common shares
   outstanding (basic)                             80,475,000    80,290,000

 Employee stock options (Note 11)                         (*)           (*)
 Series AA Convertible Preferred Stock (Note              (*)           (*)
 10)
 Series B Convertible Preferred Stock (Note 10)           (*)           (*)
 Series C Convertible Preferred Stock (Note 10)           (*)           (*)
 Warrants issued in connection with various
   transactions (Note 11)                                 (*)           (*)
                                               -----------------------------

 Weighted average common shares
   outstanding (diluted)                           80,475,000    80,290,000
                                               -----------------------------

 Net income (loss) per share - basic and        $        (.01) $       (.00)
 diluted                                       -----------------------------


                        (*)  Due to  Commodore's  loss  in 2003  and  2002,  the
                        incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

16.  Acquisitions       Commodore Applied Technologies, Inc.
     and                At December 31, 2003,  Commodore owned  approximately 7%
     Reorganizations    of the Common Stock  outstanding  of  Commodore  Applied
                        Technologies, Inc. ("Applied"). Accordingly, Commodore's investment in Applied was accounted for under the lower of cost or market method for February 2001 through December 2003, and under the equity method from January
                        2001 through February 2001.

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Acquisitions       Commodore Separation Technologies, Inc.
     and                Effective  September  28, 1998,  Commodore  acquired 87%
     Reorganizations    ownership  of  Separation.  Accordingly,  Separation  is
     Continued          included in the  consolidated  financial  statements  of
                        Commodore  as of December 31, 2003 and for the two years
                        then   ended.   During   2001,    Separation   Preferred
                        shareholders converted 50,900 shares of Preferred Stock to Separation common stock, reducing the liquidation value of the Preferred Stock to $5,186. For the years ended December 31, 2003 and 2002, Separation did not pay dividends to its Preferred shareholders.

                        Minority Interests in Consolidated Subsidiaries
                        Minority interest in the consolidated financial statements at December 31, 2003 and 2002 consists of the Separation Preferred Stock and accrued unpaid dividends to Separation's preferred stockholders. As of January 1, 2001 the liabilities of Separation exceeded the assets and therefore the losses of Separation for 2003 and 2002 are all attributable to Commodore, the majority common shareholder.

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


--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

                        In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------

                                          COMMODORE ENVIRONMENTAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Recent             In December 2003, the FASB issued  Interpretation No. 46
     Accounting         ("FIN 46R") (revised  December 2003),  Consolidation  of
     Pronounce-         Variable   Interest   Entities,   an  Interpretation  of
     ments              Accounting  Research  Bulletin No. 51 ("ARB 51"),  which
     Continued          addresses  how a  business  enterprise  should  evaluate
                        whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB
                        Interpretation  No.  46 (FIN 46),  which  was  issued in
                        January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Small business issuer public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2005. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                        Operating Lease
                        The Company leases office space under a lease that qualifies as an operating lease that expires March 2007. The following is a schedule by year of future minimum lease payments under operating leases as of December 31, 2003:

                        Year Ending December 31,
                        ------------------------

                             2004                            $             77
                             2005                                          77
                             2006                                          77
                             2007                                          19
                             2008                                           -
                             Thereafter                                     -
                                                            ------------------

                                                             $            250
                                                            ------------------

--------------------------------------------------------------------------------
                                                                            F-23