Form 10QSB
period 2004-03-31
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2004-05-17
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--                OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
--                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-10054


                     COMMODORE ENVIRONMENTAL SERVICES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           87-0275043
          --------                                           ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                Number)

    150 East 58th Street, Suite 3238                          10155
    --------------------------------                          -----
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

     Number of shares of common stock outstanding at May 11, 2004 (latest practicable date):

                       Issued and Outstanding: 81,721,143
                                               ----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                  (Dollars in Thousands, Except Per Share Data)


                                                                      March 31,
                                                                        2004
                                                                     -----------

ASSETS


Cash and cash equivalents                                              $     18
                                                                       ---------

          TOTAL CURRENT ASSETS                                               18

Investments and advances                                                     90
Property and equipment, net                                                  15
Other assets                                                                 18
                                                                       ---------


          TOTAL ASSETS                                                 $    141
                                                                       =========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                  (Dollars in Thousands, Except Per Share Data)


                                                                      March 31,
                                                                        2004
                                                                     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                     $    461
  Due to related parties                                                  6,362
  Deposits                                                                   53
  Other accrued liabilities                                                 582
                                                                       ---------

          TOTAL CURRENT LIABILITIES                                       7,458

Promissory note to related party                                          2,250
                                                                       ---------

          TOTAL LIABILITIES                                               9,708

Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized 10,000,000 shares, issued and
    outstanding 1,913,202 shares                                             19
  Common stock, par value $.01 per share
    authorized 100,000,000 shares,
    issued and outstanding 81,721,143
    shares                                                                  817
  Additional paid in capital                                             49,325
  Accumulated deficit                                                   (58,197)
  Deficit accumulated in development stage                               (1,506)
                                                                       ---------

                                                                         (9,542)
  Less cost of 506,329 shares of common stock
    held in treasury                                                        (25)
                                                                       ---------

          TOTAL STOCKHOLDERS' DEFICIT                                    (9,567)
                                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    141
                                                                       =========



         See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                                    Cumulative
                                                                   Amounts from
                                                                 January 1, 2002
                                                                     Date of
                                           Three months ended      inception of
                                                 March 31,         Development
                                              2004       2003     Stage Company
                                           -------------------------------------

REVENUES                                   $      -   $     -      $          -

COSTS AND EXPENSES

  General and administrative                    180       178             1,663
  Depreciation and amortization                   1         1                 8
                                           --------   -------      -------------
     Total costs and expenses                   181       179             1,671
                                           --------   -------      -------------

LOSS FROM OPERATIONS                           (181)     (179)           (1,671)
                                           --------   -------      -------------

Interest income                                   -        14                28
Interest expense                                (95)      (95)             (855)
Expiration of warrant liability                   -         -               992
                                           --------   -------      -------------

NET LOSS BEFORE INCOME TAXES                   (276)     (260)           (1,506)

INCOME TAXES                                      -         -                 -
                                           --------   -------      -------------

NET INCOME (LOSS)                          $   (276)  $  (260)     $     (1,506)
                                           ========   =======      =============

NET INCOME (LOSS) PER SHARE
   - BASIC AND DILUTED
 (Based on weighted average shares
   in 2004 and 2003 of 81,215,000
   and 80,290,000, respectively)           $      -   $     -
                                           ========   =======




    See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)

                                                                   Cumulative
                                                                   Amounts from
                                                                 January 1, 2002
                                                                    Date of
                                           Three months ended     inception of
                                                 March 31,         Development
                                              2004      2003      Stage Company
                                           -------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                        $   (276)  $  (260)     $     (1,506)
    Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization               1         1                 8
      Expiration of warrant liability             -         -              (992)
      Interest accrued on related
        party receivable                         95        95               855
    Increase (decrease) in:
      Other receivable                            -        50               100
      Accounts payable and accrued
        liabilities                               2         -               (13)
                                           --------   -------      -------------

           NET CASH USED IN OPERATING
          ACTIVITIES                           (178)     (114)           (1,548)

INVESTING ACTIVITIES                              -         -                 -

FINANCING ACTIVITIES
  Advances from related party                   150        61             1,518
                                           --------   -------      -------------

INCREASE (DECREASE) IN CASH                     (28)      (53)              (30)

  Cash at beginning of period                    46        89                48
                                           --------   -------      -------------

CASH AT END OF PERIOD                      $     18   $    36      $         18
                                           ========   =======      =============




            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2004


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2003.

Note B - Contingencies

     Commodore Separation Technologies, Inc., the Company's subsidiary, is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

Note C - Going Concern

     The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. The Company has not ever had significant revenue from operations and has not had any operating activities during the past two fiscal years. Presently, the Company does not have sufficient cash resources to meet its requirements in 2004 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     Options and warrants to purchase 1,490,000 and 8,195,000 shares of common stock as of March 31, 2004 and March 31, 2003 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employeee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters ended March 31, 2004 or March 31, 2003, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Plan of
        -----------------------------------------------------------------------
        Operation
        ---------

General
-------

     The current principal business of the Company is to invest in environmental technology companies which consist of its 7% owned affiliate Commodore Applied Technologies, Inc. ("Applied"), which has developed technologies for the destruction and neutralization of hazardous waste and the separation of hazardous waste from other materials and its 85% owned affiliate Commodore Separation Technologies, Inc., ("Separation"), whose principal business was to separate and extract various solubilized materials from liquid streams. As of November 15, 1995, Separation is a development stage company and has no ongoing operations. As of January 1, 2002, the Company is a development stage company.

Plan of Operation
-----------------

     Without any operating business or material assets, the Company will remain inactive until such time management identifies strategic opportunities, finds additional funding, or completes an acquisition of or merger with an operating company. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the Company if a transaction is completed.

Liquidity and Capital Resources
-------------------------------

     The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At March 31, 2004, the Company had a working capital deficit of $7,440,000 as compared to a working capital deficit of $7,165,000 at the December 31, 2003. The Company did not declare or pay dividends on its Series AAA Preferred Stock during the period ended March 31, 2004.

     The Company anticipates that it will need additional financing throughout 2004 to satisfy its current operating requirements. As of March 31, 2004, the majority shareholder has advanced a net $5,213,000 to the Company. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

     The Company has net operating loss carryforwards which expire in the years 2004 through 2023. The amount of net operating loss carry-forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carry-forward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

     Bentley Blum who serves as Commodore Environmental Services, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s disclosure controls and procedures were adequate and effective to ensure that material information relating to Commodore Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

     There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 2. Changes in Securities
        ---------------------

     Not applicable.

ITEM 3. Defaults upon Senior Securities
        -------------------------------

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     Not applicable.

ITEM 5. Other Information
        -----------------

     Not applicable.

                           PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K
       ----------------------------------

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


Date: May 14, 2004