Form 10QSB
period 2004-06-30
COMMODORE ENVIRONMENTAL SERVICES INC /DE/
filed 2004-08-16
CIK 71528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XX        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--        OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2004
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--        OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at August 13, 2004 (latest practicable date):

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


                                                                      June 30,
                                                                        2004
                                                                    ------------

ASSETS

Cash and cash equivalents                                           $         -
                                                                    -----------

          TOTAL CURRENT ASSETS                                                -

Investments and advances                                                     90
Property and equipment, net                                                  14
Other assets                                                                 18
                                                                    -----------

          TOTAL ASSETS                                              $       122
                                                                    ===========

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                                      June 30,
                                                                        2004
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                  $       462
  Due to related parties                                                  6,587
  Deposits                                                                   53
  Other accrued liabilities                                                 601
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                       7,703

Promissory note to related party                                          2,250
                                                                    -----------

          TOTAL LIABILITIES                                               9,953

Commitments and Contingencies

Stockholders' Deficit:
  Preferred stock, par value $.01 per share
    authorized, 10,000,000 shares, issued and
    outstanding 1,913,202 shares                                             19
  Common stock, par value $.01 per share
    authorized, 100,000,000 shares,
    issued and outstanding 81,721,143 shares                                817
  Additional paid in capital                                             49,325
  Accumulated deficit                                                   (58,197)
  Deficit accumulated in development stage                               (1,770)
                                                                    -----------

                                                                         (9,806)
  Less cost of 506,329 shares of common stock
    held in treasury                                                        (25)
                                                                    -----------

          TOTAL STOCKHOLDERS' DEFICIT                                    (9,831)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $       122
                                                                    ===========


           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                    Cumulative
                                                                   Amounts From
                                                                    Jan 1, 2002
                                                                      Date of
                                                                   inception of
                                    Three months       Six months    Development
                                       ended             ended     Stage Company
                                      June 30,          June 30,     to June 30,
                                    2004     2003     2004     2003     2004
                                  ------   ------   -------   ------ -----------
REVENUES

Contract revenues                 $    -   $    -   $     -   $    -   $      -

COSTS AND EXPENSES

General and administrative           169      191       349      369      1,832
  Depreciation and amortization        -        -         1        1          8
                                  ------   ------   -------   ------   --------
                                     169      191       350      370      1,840
                                  ------   ------   -------   ------   --------
                                    (169)    (191)     (350)    (370)    (1,840)

Interest income                        -        -         -       14         28
Interest expense                     (95)     (95)     (190)    (190)      (950)
Expiration of warrant liability        -        -         -        -        992
                                  ------   ------   -------   ------   --------

NET LOSS BEFORE INCOME TAXES        (264)    (286)     (540)    (546)    (1,770)

Income taxes                           -        -         -        -          -
                                  ------   ------   -------   ------   --------

NET LOSS                          $ (264)  $ (286)  $  (540)  $ (546)  $ (1,770)
                                  ======   ======   =======   ======   =========

NET LOSS PER SHARE BASIC
  AND DILUTED (Based on
  weighted average shares of
  81,215,000 in 2004 and
  80,290,000 in 2003 *            $    -   $    -   $  (.01)  $ (.01)


         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


            See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                                     Cumulative
                                                                    Amounts from
                                                                 January 1, 2002
                                                                      Date of
                                            Six months ended       inception of
                                                June 30,           Developmnent
                                            2004         2003      Stage Company
                                         ---------    ---------    ------------

OPERATING ACTIVITIES
  Net income (loss)                      $    (540)   $    (546)   $     (1,770)
    Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
      Depreciation and amortization              1            1               8
      Expiration of warrant liability            -            -            (992)
      Interest accrued on related
        party payable                          190          190             950
    Increase (decrease) in:
      Other receivable                           -           50             100
      Accounts payable and accrued
        liabilities                             22            -               7
                                         ---------    ---------    ------------

          NET CASH USED IN OPERATING
          ACTIVITIES                          (327)        (305)         (1,697)

          INVESTING ACTIVITIES                   -            -               -

FINANCING ACTIVITIES

  Advances from related party                  281          275           1,649
                                         ---------    ---------    ------------

INCREASE (DECREASE) IN CASH                    (46)         (30)            (48)

  Cash at beginning of period                   46           89              48
                                         ---------    ---------    ------------

CASH AT END OF PERIOD                    $       -    $      59    $          -
                                         =========    =========    ============




           See notes to condensed consolidated financial statements.

             COMMODORE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2004


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2003.

Note B - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employeee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or six months ended June 30, 2004 or June 30, 2003, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock- based employee compensation.

Note C - Contingencies

         Commodore Separation Technologies, Inc., the Company's subsidiary, is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

Note D - Going Concern

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

Note E - Net Loss Per Common Share

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

         Options and warrants to purchase 1,490,000 and 8,195,000 shares of common stock as of June 30, 2004 and June 30, 2003 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

ITEM 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Plan of Operation
        -------------------------------

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

Liquidity and Capital Resources
-------------------------------

         The Company is currently funding the financial needs of Separation along with its current working capital and operational requirements through advances from its majority shareholder. At June 30, 2004, the Company had a working capital deficit of $7,703,000 as compared to a working capital deficit of $7,165,000 at the December 31, 2003. The Company did not declare or pay dividends on its Series AAA Preferred Stock during the period ended June 30, 2004.

         The Company anticipates that it will need additional financing throughout 2004 to satisfy its current operating requirements. As of June 30, 2004, the majority shareholder has advanced a net $5,393,000 to the Company, which is included in the amounts due to related parties. There can be no assurance that the majority shareholder will continue to provide adequate financing for the Company to continue as a going concern. There also can be no assurance that the Company will be able to obtain financing from external sources.

Net Operating Losses
--------------------

         The Company has net operating loss carryforwards which expire in the years 2004 through 2022. The amount of net operating loss carry- forward that can be used in any one year will limited by the applicable tax laws which are in effect at the time such carry-forward can be utilized. A valuation allowance has been established to offset any benefit from the net operating loss carryforwards as it cannot be determined when or if the Company will be able to utilize the net operating losses.

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

         Bentley Blum who serves as Commodore Environmental Services, Inc.'s Chief Executive Officer and Andrew P. Oddi who serves as Commodore Environmental Services, Inc.'s Chief Financial Officer, after evaluating the effectiveness of Commodore Environmental Services, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2004 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Environmental Services, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Environmental Services, Inc. and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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




Date:   August 13, 2004